Form 10-Q
period 1995-06-30
CENTURION MINES CORP
filed 1995-09-05
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: June 30, 1995

                                    OR

        (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM       N/A     TO _______________

                 Commission File Number:      0-17048


                        CENTURION MINES CORPORATION
          (Exact name of registrant as specified in its charter)

          UTAH                                              87-0429204
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                       Identification Number)


      331 South Rio Grande,  Suite 201, Salt Lake City, Utah   84101
            (Address of Principal Executive Offices) (Zip Code)

                               801-534-1120
            Registrant's telephone number, including area code

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                     No  ______

      The number of shares outstanding at March 31, 1995:  23,556,471 shares

                      PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION
              (Hereinafter referred to as Registrant or Company)

          The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of June 30, 1995, and September 30, 1994, and the results of operations and cash flows for each of the three months ended June 30, 1995, and 1994,in conformance with generally accepted accounting principles.

          As discussed in Item 2, a substantial portion of Registrant's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is dependent uponthe success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. Accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.

                        CENTURION MINES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)



          ASSETS                                As of           As of
                                                June            September
                                                30, 1995        30, 1994

          CURRENT ASSETS:
               Cash                        $    21,203    $   710,026
               Accounts receivable             187,689        300,000
               Advances to related parties      18,766         83,068
               Prepaid expenses                 83,749         99,674
               Marketable securities (Note 3)      --             --

                 Total current assets          311,407       1,192,768

          MINERAL PROPERTIES                 8,573,620       7,380,822

          PROPERTY AND EQUIPMENT:
               Leasehold improvements            8,845           2,480
               Furniture and equipment         215,530         202,502
               Vehicles                        100,220          92,027
               Field Equipment                 303,071          75,543
               Less:  Accumulated
               depreciation and amortization  (237,058)      (164,388)

                Total property and equipment   390,608        208,164


          OTHER ASSETS
              Deposits                           9,116         11,046
               Total other assets            1,388,792             --

          TOTAL ASSETS                    $  9,284,751    $ 8,792,800

                        CENTURION MINES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY
                                               As of           As of
                                               June       September
                                               30, 1995        30, 1994

          CURRENT LIABILITIES:
              Accounts payabl e            $   227,889        $104,697
              Accrued compensation payable     118,050         118,050
              Payable to related party              --           7,131
              Advances from shareholder         33,400          25,719
              Short Term Note payable          125,000              __

                Total current liabilities      504,339         296,896

          MINORITY INTERESTS IN
          CONSOLIDATED SUBSIDIARIES            436,566         296,896

          SHAREHOLDERS EQUITY:
          Common stock - $.01 par
           value; 25,000,000 shares
           authorized; 23,556,471
           and 22,157,921 shares
           issued and outstanding,
           respectively                        235,565        221,579
          Additional paid-in capital        16,172,094     14,400,348
          Accumulated deficit               (8,040,563)    (6,358,370)
          Receivable related to sale
          of common stock                      (23,250)       (23,250)

                Total shareholders' equity   8,343,846      8,240,307

          TOTAL LIABILITIES AND
          SHAREHOLDER'S EQUITY            $  9,284,751    $ 8,792,800

                        CENTURION MINES CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                  Three Months Ended   Nine Months Ended
                                  June 30,             June 30,
                                  1995      1994       1995         1994
          REVENUES:
               Sales of mineral
               properties         $  --     $  --      $    --    $   --
               Management and
               consulting fees       --        --           --        --

                   Total revenues    --        --           --        --

          OPERATING EXPENSES:
               General and
               administrative     532,984   483,626     1,446,873  1,774,893
               Cost of Properties
               Abandoned             --      --           203,092     18,736
               Mineral leases      47,178    32,732       116,881     54,443
               Depreciation and
               amortization        23,543    21,848        72,670     30,330

                  Total
                  operating
                  expenses        603,705   538,206     1,839,516  1,878,402

          OTHER INCOME (EXPENSE):
              Other income          3,616    11,916        19,015     27,600
              Interest expense     (1,527)      (39)       (2,737)      (210)

                Total other
                  income            2,089    11,877        16,278     27,390

          LOSS FROM OPERATIONS   (601,616) (526,329)   (1,823,238)(1,851,012)

         LOSS FROM DILUTION
         OF EQUITY INVESTMENT
         IN SUBSIDIARY                --      --           --        (40,877)

         LOSS BEFORE
         MINORITY INTERESTS     (601,616) (526,329)    (1,823,238)(1,891,889)

         MINORITY INTERESTS
         IN LOSS (INCOME)
         OF CONSOLIDATED
         SUBSIDIARIES             74,539    10,741        141,045    210,172

             NET LOSS         $ (527,077)$ (515,588)$ (1,682,193)$ (1,681,717)

             NET LOSS PER
             COMMON SHARE:   $     (.02)   $   (.02)   $    (.07)$       (.08)

         WEIGHTED AVERAGE
         COMMON SHARES
         OUTSTANDING          23,323,000 20,946,000 22,859,000    20,182,000

                        CENTURION MINES CORPORATION

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                        Increase (Decrease) in Cash


                                           Nine Months Ended June  30,
                                                    1995          1994
          CASH FLOWS FROM
          OPERATING ACTIVITIES:
            Net loss                        $ (1,682,193)  $ (1,681,717)
            Adjustments to reconcile
            net loss to
            net cash used in
            operating activities:
            Compensation and other
            expenses paid through
            issuance of common stock            541,034         321,559
           Issuance of common stock
           to directors and
           consultants for compensation
           by subsidiary                             --         454,300
           Depreciation and amortization         72,670          30,330
               Minority interests               139,670          99,332
              Change in assets and
              liabilities:
                      Accounts receivable       112,311       145,763
                      Receivable from
                      related party              64,302        (6,828)
                      Prepaid expenses           15,925        22,225
                      Mineral properties       (649,861)   (2,191,530)
                      Deposits                    1,930      (439,364)
                      Accounts payable          123,192        65,553
                      Payable to related
                      party                       7,131        20,873
                      Accrued compensation
                      payable                        --       134,063
                      Advances from
                      shareholders                7,681            --

                            Cash used in
                            operating
                            activities       (1,246,208)    (3,025,441)

          CASH FLOWS FROM INVESTING
          ACTIVITIES:
              Purchase of property
              and equipment                    (255,115)      (197,668)


                       Net cash used
                       in investing
                       activities              (255,115)      (197,668)

           CASH FLOWS FROM
           FINANCING ACTIVITIES:
               Issuance of common
               stock for cash                   812,500     3,842,500

                       Net cash provided
                       by financing
                       activities               812,500     3,842,500

          NET INCREASE
          (DECREASE) IN CASH                   (688,823)      619,391

          CASH, BEGINNING OF PERIOD             710,026       275,666

          CASH, END OF PERIOD              $     21,203   $   895,057

                             CENTURION MINES CORPORATION

         Supplemental disclosure of noncash investing and financing activities:

             During the three months ended June 30, 1995, the Company:

                   issued 61,600 shares of common stock valued at $92,595 for services of employees and contractors.

                   issued 8,000 shares of common stock valued at $13,000 for promotional services.

                  issued notes for purchase of property of $125,000.

                              CENTURION MINES CORPORATION

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                      June 30, 1995

          (1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange Commission pertaining to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1994.

          (2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

          (3) The Company carries its marketable securities at the lower of cost or market value:

          Consolidated Royal Mines, Inc.          COST         FMV
                                           $       -0-  $4,647,801

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATION

           Financial Condition, Liquidity and Capital Resources

                 Since inception on June 21, 1984, the Company has been engaged in exploration, acquisition, and development of mineral properties primarily through joint ventures.
          The Company's principal capital resources have been acquired through issuance of common stock, through joint venture operations, and through sales of various properties. The Company has primarily relied upon joint venture partners to finance the on-going costs of holding and developing properties.

               At June 30, 1995, current liabilities exceeded current assets by $192,932, compared to a working capital at September 30, 1994, of $937,171. The Company has no long term debt, thus all capital received is available for funding the ongoing operations.

               The Company's holding of common stock in its subsidiary, Consolidated Royal Mines, Inc., is approximately 1,549,267 shares at June 28, 1995, with a current market price about $3 per share.

               The Company's assets consist primarily of cash and interests in mineral properties. The total assets increased from $8,792,800 on September 30, 1994, to $9,284,751 as of June 30, 1995. The
          increase in total assets is primarily due to the issuance of shares
          of the Company's stock.    The increase in mineral properties is a
          result of the net effect from the additional purchases of new mineral properties as well as the additions to the cost basis of the present mineral properties.


               The Company issued a short term note for the purchase of real property of $125,000.

               During the nine months ended June 30, 1995, the Company's operations used $1,246,208 of cash as compared to $3,025,441 during the nine months ended June 30, 1994. During the nine months ended June 30, 1995, cash flows from operations included the collection of accounts receivable of $390,000 offset by an increase in a receivable for common stock sold, costs capitalized to mineral properties of $649,861 and an increase in investments and the Company's current cash operating loss.

               These condensed consolidated financial statements include the following companies, with the state of incorporation and percentage of ownership as shown: Centurion Mines Corporation, Utah, 100%; Centurion Exploration, Incorporated, Utah, 100%; Mazama Gold Corporation, Washington, 100%; Jefferson-Pacific Corp., Washington, 100%, Dotson Exploration Company,
          Nevada, 100%; Mammoth Mining Company, Nevada, 81.3%; Consolidated Royal Mines, Incorporated, Utah, 65%; and The Gold Chain Mining Company, Utah, 48.8%.

               The Company does not have sufficient capital to fully explore and develop its mineral properties, nor does the Company currently have continuing revenues. The Company plans to continue financing its exploration activities through joint ventures, equity funding, or by selling properties and retaining royalty interests. In addition, the Company expects to receive royalties from properties sold during the fiscal year ended September 30, 1992, which are currently under exploration and development by larger mining companies. Management of the Company expects that the Company's minimum cash expenditures for the next year can be funded from current working capital and the sales of some of its equity position in a subsidiary. If required, the Company will reduce the level of its expenditures to match its cash flow position.

          Results of Operations

          Pursuant to the Company's established program of evaluation of the potential value of its properties and the probability of recovery of its investments, management decided to discontinue operations in the Mazama, Washington area. All properties have been released to their previous owners, principally the U.S. federal government, but the Company has retained the technical information relative to the properties. Because all property interests have been terminated, all costs of acquisition, exploration, and development of the properties in Mazama were written off in the prior quarter. This is shown as cost of properties abandoned, in the amount of $203,092, through the Company's 100% owned Mazama Gold Corporation subsidiary.

          Including the write off of the Mazama properties, the Company had a loss for the nine months ended June 30, 1995, of $1,682,193 or $0.07 per share compared with a loss for the nine months ended June 30, 1994, of $1,681,717 or $0.08 per share. Excluding the write off in the prior quarter leaves a loss of $1,479,101 or $0.06 per share. This major improvement is generally the result of efforts at cost reduction, as explained below.

          There was no revenue for either quarter ended June 30; and other income, principally interest earned on cash in banks, decreased about $8,000. General and administrative costs increased by $49,000 to $532,984 in the quarter ended June
          30, 1995.    Accounting and audit expenses decreased by
          $50,000, primarily due to having fewer filings requiring independent review. This and other cost reductions were offset by the write off in the current quarter of $52,000 of costs related to the efforts to acquire the Montanore project discussed in previous reports, and the recognition of $93,000 of loss on the sale of certain security investments. Management is unable to assess the impact that these efforts at cost reductions may have on the operations. Management believes there is no known certainty nor uncertainty that such reductions may result in adverse consequences to the Company's financial condition.

          These improvements allowed the Company to concentrate use of its funds in the areas of land acquisition and exploration, and in the rehabilitation of tunnels and water systems in certain previously-producing mines. Also, the Company invested additional funds in equipment for exploration and analysis of exploration data. These equipment acquisitions will allow the Company to continue its efforts to move toward use of Company personnel instead of outside contractors. Increases in lease expense for leased property and increases in depreciation for the additional equipment partly offset the decreases in operating expenses discussed above.

                         PART II.  OTHER INFORMATION



          Item 1.  Legal Proceedings.

               None.

          Item 2.  Changes in Securities.

               None.

          Item 3.  Defaults upon Senior Securities.

               None.

          Item 4.  Submission of Matters to a Vote of Security Holders.

              The Registrant held the 1995 Annual Shareholders Meeting on April 19, 1995. Shareholders voted on four matters. First, they elected as directors Spenst Hansen (20,346,402 for; 313,652 against), Orson Mabey, III, (20,340,952 for; 319,102 against), J.D.H. Morgan (20,293,502 for; 366,553 against) and Mark D. Dotson (20,268,668 for; 391,386 against). Second, they ratified the appointment of Jones, Jensen and Company as Registrant's independent auditors for the current fiscal year (20,277,817 votes for; 157,717 against and 224, 520 abstentions). Third, shareholders approved an amendment to the Articles of Incorporation increasing the number of authorized shares from 25 million to 30 million (19,309,897 for; 1,136,829 against and 213,328 abstentions). Fourth, shareholders approved an amendment to allow for the issuance of 500,000 additional shares under the company's 1991 Stock Option and Stock Award Plan (19,169,933 for; 1,247,693 against and 242,428 abstentions).

          Item 5.  Other Information.

              None.

          Item 6.  Exhibits and Reports on Form 8-K.

             None.

                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        CENTURION MINES CORPORATION

                      By  Its  Chief  Executive  Officer :




          Dated: August 14, 1995    /s/   Spenst Hansen
                                     BY:  Spenst Hansen, President
                                          Chief Executive Officer



                   By Its Principal Financial and Accounting Officer :




          Dated: August 14, 1995  /s/   Randy Sutherland
                                   BY:  Randy Sutherland, Treasurer/
                                        Assistant Secretary
                                        Principal Financial and
                                        Accounting Officer