Form 10-Q/A
period 1995-06-30
CENTURION MINES CORP
filed 1996-01-04
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1


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

               Yes     X                     No  ______

      The number of shares outstanding at June 30, 1995:  23,556,471 shares

                      PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION
              (Hereinafter referred to as Registrant or Company)

          The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of June 30, 1995, and September 30, 1994, and the results of operations and cash flows for each of the three months ended June 30, 1995, and 1994, in conformance with generally accepted accounting principles.

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

         The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

                        CENTURION MINES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

          LIABILITIES AND SHAREHOLDERS' EQUITY

                                              As of              As of
                                              June           September
                                              30, 1995        30, 1994

          CURRENT LIABILITIES:
              Accounts payabl e            $   227,889        $104,697
              Accrued compensation payable     118,050         118,050
              Payable to related party              --           7,131
              Advances from shareholder         33,400          25,719
              Short Term Note payable          125,000              __

                Total current liabilities      504,339         255,597

          MINORITY INTERESTS IN
          CONSOLIDATED SUBSIDIARIES            436,566         296,896

          SHAREHOLDERS EQUITY:
          Common stock - $.01 par
           value; 25,000,000 shares
           authorized; 23,556,471
           and 22,157,921 shares
           issued and outstanding,
           respectively                        235,565        221,579
          Additional paid-in capital        16,172,094     14,400,348
          Accumulated deficit               (8,040,563)    (6,358,370)
          Receivable related to sale
          of common stock                      (23,250)       (23,250)

                Total shareholders' equity   8,343,846      8,240,307

          TOTAL LIABILITIES AND
          SHAREHOLDER'S EQUITY            $  9,284,751    $ 8,792,800

          The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

                        CENTURION MINES CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                   Three Months Ended        Nine Months Ended
                                          June 30,                June 30,
                                      1995       1994         1995        1994
          REVENUES:
               Sales of mineral
               properties        $     --    $    --    $      --    $      --
               Management and
               consulting fees         --         --           --           --

                   Total revenues      --         --           --           --

          OPERATING EXPENSES:
               General and
               administrative     532,984    483,626    1,446,873    1,774,893
               Cost of Properties
               Abandoned               --         --      203,092       18,736
               Mineral leases      47,178     32,732      116,881       54,443
               Depreciation and
               amortization        23,543     21,848       72,670       30,330

                  Total
                  operating
                  expenses        603,705    538,206    1,839,516    1,878,402

          OTHER INCOME (EXPENSE):
              Other income          3,616     11,916       19,015       27,600
              Interest expense     (1,527)       (39)      (2,737)        (210)

                Total other
                  income            2,089     11,877       16,278       27,390

          LOSS FROM OPERATIONS   (601,616)  (526,329)  (1,823,238)  (1,851,012)

         LOSS FROM DILUTION
         OF EQUITY INVESTMENT
         IN SUBSIDIARY                 --         --           --      (40,877)

         LOSS BEFORE
         MINORITY INTERESTS      (601,616)  (526,329)  (1,823,238)  (1,891,889)

         MINORITY INTERESTS
         IN LOSS (INCOME)
         OF CONSOLIDATED
         SUBSIDIARIES              74,539     10,741      141,045      210,172

             NET LOSS           $(527,077) $(515,588) $(1,682,193) $(1,681,717)

             NET LOSS PER
             COMMON SHARE:      $    (.02) $    (.02) $      (.07) $      (.08)

         WEIGHTED AVERAGE
         COMMON SHARES
         OUTSTANDING           23,323,000  20,946,000  22,859,000   20,182,000

         The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

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

          The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

                             CENTURION MINES CORPORATION

         Supplemental disclosure of noncash investing and financing activities:

             During the three months ended June 30, 1995, the Company:

               - issued 61,600 shares of common stock valued at $92,595 for services of employees and contractors.

               - issued 8,000 shares of common stock valued at $13,000 for promotional services.

               -   issued notes for purchase of property of $125,000.

          The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

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

          (2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

          (3) The Company carries its marketable securities at the lower of cost or market value:

                    Consolidated Royal Mines, Inc.        COST           FMV
                                                      $    -0-    $ 4,647,801

          These Notes are an integral part of the accompanying Condensed Consolidated Financial Statements.

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

               These condensed consolidated financial statements include the following companies, with the state of incorporation and percentage of ownership as shown: Centurion Mines Corporation, Utah, 100%; Centurion Exploration, Incorporated, Utah, 100%; Mazama Gold Corporation, Washington, 100%; Jefferson-Pacific Corp., Washington, 100%; Dotson Exploration Company, Nevada, 100%; Mammoth Mining Company, Nevada, 81.3%; Consolidated Royal Mines, Inc., Utah, 65%; and The Gold Chain Mining Company, Utah, 48.8%.

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

          Item 5.  Other Information.

              None.

          Item 6.  Exhibits and Reports on Form 8-K.

              (A)  Exhibits.

                        Exhibit 27.01    -    Financial Data Schedule.

              (B)  Reports on Form 8-K.

                        None.

                                     -11-
PAGE>
                                SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CENTURION MINES CORPORATION

                                       BY ITS CHIEF EXECUTIVE OFFICER:

         Dated: August 14, 1995            /s/   Spenst Hansen
                _______________        _____________________________________

                                       Spenst Hansen, President and
                                           Chief Executive Officer

                                       BY ITS PRINCIPAL
                                       FINANCIAL AND ACCOUNTING OFFICER:

         Dated: August 14, 1995           /s/   Randy Sutherland
                _______________        _____________________________________

                                       Randy Sutherland, Treasurer and
                                           Assistant Secretary