Form 10-K
period 1995-09-30
CENTURION MINES CORP
filed 1996-02-07
CIK 836123

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549



                                Form  10-K
(Mark One)
   [ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended:

                             SEPTEMBER 30, 1995

                                    OR
   [   ]  Transition  report pursuant to section 13 or 15(d) of the
          Securities Exchange Act of 1934 [No Fee Required] for the transition period from ____ to ____

                     Commission file number:  0-17048

                       CENTURION  MINES  CORPORATION
          (Exact name of registrant as specified in its charter)

           Utah                                                 87-0429204
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

331 South Rio Grande Street,
Suite 201, Salt Lake City, Utah                                     84101
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (801) 534-1120

Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)         (Name of each exchange on which registered)
 None                          Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock,$0.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   YES [ X ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K. [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32,918,000 based upon the average of bid and ask prices ($1.74) on January 9, 1996.

There were 24,064,071 shares of common stock ($.01 par value) outstanding on January 9, 1996.
                                Page 1 of ___ Consecutively Numbered Pages.
PAGE

                            TABLE  OF  CONTENTS


                                                                       PAGE
ITEM NUMBER AND CAPTION                                                 NO.

 PART I

Item 1.     Business . . . . . . . . . . . . . . . . . . . . . . . . . . .3

Item 2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . .9

Item 3.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . 16

Item 4.     Submission of Matters to a Vote of Security Holders. . . . . 16

 PART II

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters. . . . . . . . . . . . . . . . . . . . . 16

Item 6.     Selected Financial Data. . . . . . . . . . . . . . . . . . . 17

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operation . . . . . . . . . . . . . . . . . . 18

Item 8.     Financial Statements and Supplementary Data. . . . . . . . . 28

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . . 28

 PART III

Item 10.    Directors and Executive Officers of the Company. . . . . . . 29

Item 11.    Executive Compensation . . . . . . . . . . . . . . . . . . . 32

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management . . . . . . . . . . . . . . . . . . . . . . . . . 40

Item 13.    Certain Relationships and Related Transactions . . . . . . . 42

 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on
            Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . 44

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . 47

PAGE

                                  PART I

ITEM 1.   BUSINESS

BACKGROUND

General.     Centurion Mines Corporation, including its subsidiaries
('Centurion' or the 'Company') is a U.S. mineral resource company actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, and other mineralization. In addition to its activities for its own account, Centurion conducts business through its subsidiaries. The Company operates its business as a 'junior' natural resource company, meaning that it intends to receive income from property sales, joint ventures or other business arrangements with larger companies, as well as, if warranted, developing and placing its own properties into production. The Company controls considerable mining and mineral exploration properties through leases, options, and mining claims in the State of Utah, and holds production royalties on additional mineral property in Utah. These properties lie in four geographical regions: (1) the Oquirrh Mountain Range (also referred to as the 'Utah Gold Belt'), about 15 miles southwest of Salt Lake City, Utah; (2) the Tintic Mining District, about 70 miles southwest of Salt Lake City, Utah;
(3) Kings Canyon/Southwestern Utah, about 70 miles west of Delta, Utah; and (4) the Milford/Beaver area, about 20 miles southwest of Milford, Utah; and (5) other areas of Utah.

Current Developments.     Centurion expects to complete the
negotiation of an important joint venture with a major mining company, in the near term, and possibly other related ventures within the current fiscal year. In addition, Centurion's affiliated company, Royal Silver Mines, Inc., acquired approximately 81 percent control of Fausett International, a major underground mining contractor. This is significant because Royal and Fausett International have agreed to bring the Mammoth ore body into early production. That ore body, on the Centurion owned and controlled Mammoth property is now in a phase of readiness, following the extensive preliminary development work that the Company has invested on that ore body. Centurion and Mammoth obtained all the necessary MSHA mining permits and invested more than $200,000 developing the shaft pillar, the Mammoth surface copper zone, and the Opohongo and Ajax Mines immediately south of the Mammoth Mine. Centurion has projected operating income in an amount of approximately $75 per ton to be realizable from this project for a period of at least two years. The disclosure in Item 2 below, concerning Properties provides more detail about this commitment and about other current developments, such as the Company's plans for production at the OK Copper Mine, and the Company's gold exploration programs at Kings Canyon and at the Blue Mountain Project.

History.     Centurion's predecessor was formed in 1979 as the Tintic
Joint Venture partnership and subsequently was incorporated in 1984. Centurion was accepted as a 'Small Cap Company' for listing on the National Association of Securities Dealers Automated Quotations System (NASDAQ) in November 1988 (symbol: CTMC). Since its incorporation, the Company has developed into an experienced exploration and mining property development company, and has held joint ventures and exploration contracts with a number of major mining companies. From its office in Salt Lake City, Utah, Centurion has carried out exploration activities throughout Utah and previously in portions of the State of Washington.

There can be no assurance that a commercially mineable ore body exists in any of the Company's mining properties until further geologic, drilling, and other work is performed and economic feasibility studies based on field results are conducted.

GENERAL DEVELOPMENT

Strategy.     The Company's corporate strategy from its beginning has
been directed toward the acquisition of land positions for exploration and development in established mining districts that have had large and profitable production histories. This approach is referred to in the mining industry as 'headframe geology,' which is defined as concentrating efforts near previously known, profitable ore deposits. The Company explores and develops mineral resources in conjunction with other larger and better financed companies. The Company expects in this way to achieve a major increase in the value of its assets and to obtain production income with minimum risk of its own funds for development expenditures and capital investment in production facilities. Centurion's management believes that control of land and mineral rights is the key ingredient for financial success in the exploration and development phases of the mining business.

Business Plan.     During fiscal 1995 and continuing through fiscal
1996, the Company has concentrated and will focus its main exploration efforts in the Southwestern Utah properties, the Tintic Mining District and to a lesser extent the Oquirrh Mountains (Utah Gold Belt) of Central Utah because of the past history of metal production and the Company's increased experience in these areas. The Company has held many of the Tintic mining properties since 1979. The Company's more recent project involves properties in the Milford area of Utah. The Company has been and continues to be active in the exploration of properties in those areas. The Company also has compiled an extensive library on properties in such areas, consisting of geological reports, historical data and maps. At the same time, the Company remains alert for other opportunities in the western United States. The Company has no current intention of extending its operations outside the United States.

The Company has been able to acquire or control additional mining properties and improve the value of the properties by performing exploration. Specifically, the Company acquires properties through purchase or lease. The Company then explores the properties using geological, geochemical and geophysical techniques. In addition, the Company utilizes drilling programs to support previous testing. Once the Company has identified potential mineralization, it then enters into joint venture arrangements, or sales with a retained royalty, to bring the property into production. In some instances, the Company has chosen to sell these upgraded properties to other mining companies while maintaining a production royalty interest. This ability to acquire, improve, and sell properties has provided the Company with a revenue source, has improved the Company's cash flow, and has become an important part of the Company's business activities.

Government Regulation and Environmental Concerns. The Company must comply with extensive federal, state and local laws and regulations governing the mining industry and the protection of the environment. These laws have jurisdiction over land, mineral rights and/or the surface under which activities are proposed. In general, administrative, compliance and environmental regulations at the federal, state and local level pertaining to the Company's business and properties include: 1) Surface Impact, 2) Water Acquisition, 3) Site Access, 4) Reclamation, 5) Wildlife Preservation, 6) Licenses and Permits, and 7) Maintaining the Fees for unpatented mining claims. Environmental regulations have had limited impact on the Company through the end of fiscal 1995 because its primary business is exploring and developing mining properties, not operating them.
Hence, the Company's expenditures to date for required environmental compliance have been limited and not material. During the fiscal years ended September 30, 1995, 1994, 1993, and 1992, Centurion expended a total of approximately $72,000 complying with the above requirements. The Company currently is unaware of any properties in its control that would require material expenditures outside the normal range of operations. Subsequent to the end of fiscal 1995, the Company completed the preliminary work necessary to initiate the next phase of mining operations at the Mammoth Mine in the Tintic Mining District and properties under negotiation in Southwestern Utah. Consequently, as the Company becomes more active within its properties, it is reasonable to expect that compliance with environmental regulations will substantially increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities including rehabilitation of various sites, and on-going efforts at alleviating the mining impact on wildlife. Moreover, permits or bonds have been and may continue to be required to ensure the Company's compliance with applicable regulations.
Future costs of compliance may depend upon the extent and type of exploration and testing required. There is no assurance that the Company will be able to comply with requirements imposed on future development, or that the Company will be able to economically operate or even develop operating mines under such regulations. Therefore, management is not able to estimate those amounts at this time.

In 1992, the U.S. Congress passed a number of amendments to the General Mining Law of 1872, as amended (the 'General Mining Law'), which governs mining claims and related activities on federal lands. An annual holding fee of $100 per claim was imposed, in addition to an annual filing fee of $35, upon unpatented mining claims located on federal lands. Since 1992, a variety of legislation has been proposed to further amend the General Mining Law. The proposed legislation may significantly impact royalty, bonding requirements, and generally the exploration, development, and mining of mineral deposits situated on land owned by the U.S. government. Although such legislative proposals have not been passed, the likelihood or extent of subsequent enactments is not presently known and the potential impact on the Company as a result of congressional action is difficult to predict. No assurance can be given that the proposed changes and new standards that may be imposed by federal, state and local authorities will not have materially adverse effects on the Company's activities.

The Company is committed to complying with the various federal, state and local regulations and, to its knowledge, was in compliance during fiscal 1995.

GENERAL

Competition.     The mining industry is very competitive.  Mining
companies compete to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development, and mining. There is no assurance that this competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting the Company.

Risk.     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. The Company has incurred a deficit of $8,994,025 from inception to September 30, 1995. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geochemists, geophysicists and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or developmental work. These professional evaluations are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work plus a detailed economic feasibility study has been performed. Also, the market prices for metals produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

Patents, Trademarks, Licenses, Franchises.   The Company does not own
any patents, trademarks, licenses, franchises or concessions except mineral interests granted by governmental authorities and private land owners.

Seasonability.     The Company's business is generally not seasonal in
nature except to the extent that weather conditions at certain times of the year may affect the Company's access to some of its properties at higher elevations.

Number of Employees.     The Company currently contracts with
Centurion Exploration, Incorporated, for the services of eight full time employees. Of these, five are administrative and three are engaged in computer data processing and computer graphics. The Company also has contract arrangements with management, geological, land, and legal consultants. As of the date of this filing, the Company has twelve such consulting arrangements. The Company may also contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors. (See 'Certain Relationships and Related Transactions,' below.)

Private Placements.     During fiscal 1994, the Company issued 900,000
shares in private placements and Regulation S offerings and issued 210,000 shares upon the exercise of stock options, at prices ranging from $1.07 to $1.62 per share for a total of $1,567,000. In the event that amendments are made to certain Regulation S registration provisions relating to a 40-day period during which securities cannot come back to U.S. persons, the Company has granted, at its expense, certain registration rights.

SUBSIDIARIES AND RELATED COMPANIES

Mammoth Mining Company and its Subsidiary, The Gold Chain Mining Company. In May of 1994, Centurion acquired control of approximately
58.6 percent of Mammoth Mining Company, which itself controlled approximately 53 percent of The Gold Chain Mining Company, a Mammoth subsidiary. In the following months, Centurion purchased additional shares of Mammoth and Mammoth purchased additional shares of Gold Chain common stock from their respective shareholders. As of September 30, 1995, Centurion controls approximately 81.8 percent of Mammoth and Mammoth controls approximately 61.1 percent of Gold Chain, representing a $1,660,869 investment in Mammoth and a $30,008 investment in Gold Chain. Mammoth has land and lease ownership in the Tintic Mining District, including the Mammoth Mine.

Dotson Exploration Company. On February 9, 1994, Centurion entered into an agreement to purchase 41,000 shares of Dotson Exploration Company ('DEC'), from Mark Dotson ('Dotson'), the sole shareholder, for $350,000. These shares gave Centurion 51 percent ownership of DEC. That agreement also permitted Centurion to acquire newly-issued shares by converting dollars spent on the development of DEC properties and leases, at a rate of $12 per share and to purchase outstanding shares. On January 12, 1995, Centurion acquired 100 percent of DEC. DEC has land and lease ownership in the Milford Area Projects, Beaver County, Utah. Exploration activities by Centurion on these properties have indicated that there appears to be favorable mineralization, primarily copper.

Tintic Coalition Mines Corporation. Tintic Coalition is a Utah corporation, incorporated April 27, 1993, by Centurion for the purpose of acquiring control of the land and royalty rights to 680 acres of mining claims in the Tintic Mining District from Tintic Mountain Mining Company and its subsidiary Tintic Precious Metals, Inc. Tintic Coalition acquired 100 percent ownership of the land and royalty rights to the mining claims by issuing 1,000,000 of its shares to Tintic Precious, and issuing and conveying 4,510,000 shares to Centurion, 3,996,450 of which were in exchange for Centurion's purchase from Tintic Mountain Mining of the royalty rights and approximately 25.5 million Tintic Precious shares. Centurion acquired control of land and royalty rights to the 680 acres for approximately $26,700 in cash and 25,000 shares of Centurion's common stock (valued at the then market price of $1.00 a share, or $25,000).

Centurion Exploration Incorporated. Centurion Exploration is a Utah corporation incorporated on July 15, 1993 as a wholly owned subsidiary of Centurion for the business purpose of participating in the Kennecott Joint Venture on behalf of Centurion with respect to the exploration and development of certain Centurion-controlled acres in the Tintic Mining District. On July 30, 1994, Kennecott Exploration withdrew from the joint venture. (See 'Kennecott Joint Venture' and 'Main Tintic District South Project,'below.) Centurion Exploration currently is engaged in various activities and corporate purposes, including personnel and payroll matters for the Company.

Royal Silver Mines, Inc. During 1991 and 1992, Centurion acquired controlling interest in Royal Silver Mines, Inc., a Utah corporation, formerly Consolidated Royal Mines, Inc. and Royal Minerals, Inc.
Royal shares are traded on the OTC Bulletin Board under the symbol 'RSMI'. Royal's principal asset consisted of mining property. Initially, Centurion acquired 37.2 percent of Royal through an exchange of 174,743 Centurion shares and $1,600 cash for Royal shares held by Royal's principal shareholders. In 1992, Royal acquired 21,196 acres of unpatented mining claims, and state and private mineral leases, with a historical cost of $101,840, from Centurion in exchange for 5,400,000 shares of Royal common stock, allowing Centurion to control 82.3 percent of Royal. During 1993, Centurion conveyed an additional 25,692 acres, with a historical cost of $339,830, to Royal in exchange for forgiveness of $339,830 of advances made by Royal to Centurion. At the beginning of Fiscal 1994, Royal was a 65.5 percent consolidated subsidiary. During fiscal 1995, Royal completed a reorganization and share exchange with a company unaffiliated with Centurion, resulting in a decrease in Centurion's ownership to approximately 21.6 percent.

PREVIOUS JOINT VENTURES

Kennecott/Centurion Joint Venture. On July 30, 1993, Centurion Exploration Incorporated ('Centurion Exploration'), a wholly owned subsidiary of the Company, and Kennecott Exploration Company ('Kennecott Exploration'), an affiliate of Kennecott Copper Corporation, a unit of RTZ London, executed a joint venture agreement ('Kennecott Joint Venture') for exploring and, if warranted, developing 5,791 acres controlled by the Company in the southern Tintic Mining District, Utah ('the South Tintic') for large bulk mineable copper-gold deposits.

Under the agreement, Kennecott Exploration could earn a 51 percent interest in the Kennecott Joint Venture by spending $5 million and meeting certain other obligations to Centurion Exploration within a five-year period. Kennecott Exploration then could earn an additional 19 percent interest in the Kennecott Joint Venture by paying all costs through completion of a positive mining feasibility study. Centurion Exploration then could continue at a 30 percent participating interest, exchange its participating interest for a 20 percent carried interest, or convert its participating interest to a 5 percent net smelter royalty. Kennecott Exploration could terminate its participation at any time by giving 30 days notice during the first year and 60 days notice thereafter, subject to completing certain obligations.

Between April 1993 and July 1994, Kennecott Exploration acquired additional mineral properties for the joint venture and drilled 12 exploratory drill holes totaling 20,060 feet. Of this total, 7,860 feet were by diamond-core drilling, which permits samples of rock core to be obtained from the deep subsurface. Kennecott Exploration also carried out numerous scientific investigations, including geologic mapping, geochemical sampling, and an extensive program of geophysical surveying involving advanced techniques.

Kennecott Exploration withdrew from the Kennecott Joint Venture, effective July 31, 1994. Before withdrawing, Kennecott Exploration did the following: (1) acquired control, on behalf of the Kennecott Joint Venture, of 2,550 additional acres of mineral properties in the South Tintic; (2) contributed in excess of $1.5 million for the benefit of the Kennecott Joint Venture properties; (3) made advance royalty payments to Centurion Exploration of $150,000; and (4) accrued the obligation to make royalty payments of $10,000 for each month of its joint venture participation between April 1, 1994, and its withdrawal. Centurion Exploration received all of Kennecott Exploration's participation interests in the Kennecott Joint Venture upon such withdrawal. This includes all mineral properties, initial and acquired, as well as the benefits from all exploration expenditures. The Company is currently considering substitute participants for the project properties or other joint venture projects.

Asarco Exploration Agreement

On June 28, 1995, the Company and Asarco Incorporated ('Asarco') entered into a letter agreement permitting Asarco to explore certain mining property located near Milford in Beaver County, Utah, and to acquire either a seventy percent undivided joint venture interest or a leasehold interest in that property. Prior to the end of fiscal 1995, Asarco informed the Company that it was terminating its exploration activities and would not be proceeding with any further participation under the letter agreement.

ITEM 2.   PROPERTIES

The Company has an interest in a total of 87,853 acres. Of such acreage, the Company currently holds production royalties on 8,109 acres and the Company controls 79,744 acres through leases, options and mining claims in the State of Utah. All acreage totals are approximate.

During 1993, the mining law covering unpatented claims on federal land was modified to provide for a $100 per claim, per year, rental fee to replace the previous $100 per claim, per year, work requirement.
These fees are in addition to the work done by the claim owners to evaluate and develop the unpatented mining claims. Due to these increased costs of retaining unpatented mining claims, the Company reduced the number of unpatented mining claims retained and shifted an increased portion of its exploration expenditures to the Company's controlled, privately owned lands and state mineral leases.

PROJECTS OVERVIEW

The property in which the Company has an interest is divided into the following areas:

     A.   TINTIC MINING DISTRICT PROPERTIES
     B.   SOUTHWESTERN UTAH: KINGS CANYON & MILFORD AREA
          (including OK Mine)
     C.   WEST TINTIC AREA PROPERTIES
     D.   OTHER PROPERTIES (OQUIRRH MOUNTAINS)
     E.   OFFICES

A.  TINTIC MINING DISTRICT PROPERTIES

The Company has 100 percent control of 20,460 acres of mining properties in the Tintic Mining District. The district, which roughly surrounds the small town of Eureka, Utah, is about 70 miles southwest of Salt Lake City, in Juab and Utah counties, Utah. This district has historically produced nearly 3 million ounces of gold, 300 million ounces of silver, and 300 million pounds of copper. It has also produced important quantities of lead, and zinc. Properties controlled by Centurion have had a past production history of approximately 1.8 million ounces of gold, 90 million ounces of silver and 200 million pounds of copper.

Centurion is the largest single holder of mining properties in the Tintic Mining District. These mining properties are mainly in private or State of Utah ownership, which are minimally affected by recent proposed changes in U.S. laws relating to federal lode mining claims and mining on public lands.

Current targets on the Company's mining properties include brecciated ore column deposits of gold, silver, and copper at the Mammoth and the Ajax/Gold Chain mines, and along the southerly extension of the Gemini ore run. Exploration targets within the Main Tintic District South Project area are large-tonnage, disseminated (porphyry) copper-gold deposits of modern significance and high grade copper-silver-gold enargite vein systems.

Main Tintic District South Project. This project contains 9,675 acres. Privately owned lands or land held under Utah State mineral leases constitute 52 percent, with the remainder held by federal lode mining claims and Federal Prospecting Permits. The project is 100% controlled by Centurion.

The Main Tintic District South properties cover areas where prospectors in the late 1860's discovered narrow, but rich, gold and silver bearing fissure veins in volcanic and granitic rocks. These were the first ore discoveries in the Tintic District. Prospectors followed the trend of these veins northward and discovered the much larger bedding conformable mineralization and brecciated ore columns in the Main Tintic District North and East Tintic District areas which have produced more than 90 percent of the metal values recovered from the Tintic District to date. The fissure veins in the Main Tintic District South were mined for precious and base metals from the late 1860's through the early 1900's. There have been numerous previous old mining operations on the South Tintic properties. Few of these mines operated and mined ore below the depth of about 300 feet, which was the usual depth in those mines where water was encountered. The greater profitability of the much larger brecciated ore column deposits and bedding conformable mineralization in the northern portion of the district, where the groundwater table was typically encountered about 2,000 feet below the surface, lured turn-of-the-century mining companies away from the narrow fissure veins in the southern part of the district. In addition, the potential for large ore bodies beneath the fissure veins has not been adequately tested. These properties had never been explored using up-to-date geologic concepts and modern techniques prior to Centurion's activities.

Centurion's exploration efforts are directed toward the discovery of porphyry copper-gold deposits, associated copper-gold skarns, and zones of secondary copper enrichment. These copper-gold deposits are among the largest and richest mineral deposits known. Modern, relatively low-cost bulk-tonnage mining methods can make this type of mineralized deposit very profitable.

A large, low-grade (presently sub-economic) porphyry copper deposit, known as the South West Tintic ('SWT') deposit, lies in the southern part of the South Tintic area. Discovered in the 1940's, and partially drilled by Kennecott between 1962 and 1994, the SWT deposit has been partially defined by 42 drill holes totalling approximately 45,000 feet. It is believed that the SWT deposit is significant because it establishes that geologic conditions exist in the southern part of the Tintic Mining District for porphyry copper-gold mineralization. The SWT deposit presently contains an inferred geological resource of 600 million tons of porphyry copper sulfide ore which is open (untested) to the south and west. The grade of this deposit is 0.28% copper (using a 0.20% copper grade cutoff). The SWT deposit has been only partially drilled out in seven, widely spaced drill holes. The last hole drilled in the summer of 1994 intersected 1,854 feet grading, 0.23% copper and bottomed in 0.25% copper mineralization. The best interval in this zone averaged 0.29% copper over a thickness of 650 feet. Important quantities of molybdenum are present and an additional shallow copper oxide deposit lies adjacent to the sulfide ore body. Large areas of highly prospective ground have never been adequately explored. These areas have excellent potential for relatively shallow, economically viable, high grade copper and copper-gold-silver mineralization.

Target areas in the SWT deposit include the extensions of the SWT, Treasure Hill, and Trench 14 anomalies. A detailed analysis of the structural and geochemical controls which localized copper, gold, and silver rich mineralization in the SWT District has been undertaken. All existing rotary cuttings, drill core, geophysical anomalies, geochemical data, geologic mapping and structural analysis are presently being reevaluated. This work is being carried out using the insights gained through Centurion's detailed structural and geochemical study completed in the summer of 1994. This study delineated controls to historically mined, high grade, copper-gold-silver ore in the Main Tintic District. These controls are being applied to the Southern District to define preferred sites for copper-gold mineral deposition. This program represents the first time since the early 1970's that all SWT drill data are being evaluated in the context of recent advances in the understanding of porphyry copper deposits.

The southernmost deep drill hole, SWT-36, intersected 1,000 feet of 0.28% copper mineralization. No deep drilling has been conducted to the south and west of this drill hole along the southwestern extension of the regional zone of hydrothermal alteration. Drill intercepts of up to 60 feet of 0.80% copper and 50 feet of 1.88 oz/ton silver in the Treasure Hill target area may reflect the northern migration of fluids from the SWT porphyry copper. The bottom 20 feet of a Kennecott/Centurion Joint Venture drill hole at Treasure Hill averaged 1.92% copper, 1 ounce silver, and scattered gold. Air track drilling in the Trench 14 target to depths of less than 200 feet, shows persistently anomalous gold in three areas. The uppermost portions of a potential fracture controlled, gold-copper target may lie in an area of altered volcanic rocks with nearby high grade copper-gold production from fissure zones. Additional follow up work will be based on the results of an ongoing structural and geochemical analysis of the area. The last and best hole, STR-19, drilled prior to the withdrawal of Kennecott Exploration, was a reverse circulation hole completed in mid-July, 1994. Hole STR-19 is located in a previously unexplored portion of the Treasure Hill area, several miles north of the SWT porphyry copper deposit. This hole encountered zones of copper mineralization that results indicate may well prove significant. STR-19 intersected the following:

          Depth                              Copper Grade

          540 to 600 feet               .80 percent Cu
          620 to 680 feet               .26 percent Cu
          1000 to 1110 feet             .22 percent Cu
          1430 to 1450 feet            1.92 percent Cu

These intercepts also contained anomalous gold and silver values. The bottom of the hole was still in copper mineralization at 1,450 feet. Preliminary indications from STR-19 and other drill holes in the area, together with surface mapping and sampling, and historic production data from nearby mines, suggest the possible presence of a large, disseminated copper-gold-silver zone. The presence of the uncommon mineral enargite both in drill holes and in surface outcrop over an extensive area also suggests that the mineralized zone may contain enargite-precious metal deposits.

Management of the Company intends to continue exploring properties within the South Tintic and evaluating the possible development of such properties by prospective joint venture participants. Such development may include mining operations and, as appropriate, marketing all mineralization, minerals and mineral resources produced from such properties.

Main Tintic District North Project. The Company has 100 percent control of 6,971 acres. These mining properties are situated in what is historically known as the Main Tintic Mining District, surrounding the town of Eureka, Utah. Ninety percent of this acreage is held in private ownership and state mineral leases. The balance is held as unpatented lode mining claims.

During the 1994 and 1995 fiscal years, the Company reopened numerous old mine workings in order to carry out geologic mapping and sampling for assay. Numerous exploration drill holes were completed. Additional exploratory drilling is currently underway to test multiple geologic targets. The Company controls 32 formerly productive mines, of which 23 had significant production of over 50,000 tons of high-grade gold-copper-silver ore.

The Company-owned Centennial-Eureka mine led the Tintic district in gold and copper production with 656,000 ounces of gold and 80 million pounds of copper recovered. The Company re-opened the Centennial-Eureka mine in 1989 and began preliminary exploration and underground mine rehabilitation. Underground sampling and geologic mapping indicate that several unmined, mineralized brecciated ore columns are present in the southern portion of the mine. Data obtained from old mine maps and production records from the period of mine operation have been evaluated in detail to determine ore grades and metal zoning. These records are proving extremely valuable in the Company's efforts to identify additional ore reserves.

The Mammoth Mine is one of the Company's major project properties. This Mammoth ore column represents the apex of an ore chimney which descends 2,600 feet. Mined continuously from the surface to the bottom, this ore column alone accounted for $240 million of the $263 million dollars produced by the Mammoth Mine from 1870 to 1982.

Because past mining methods were not mechanized and were labor intensive, only the richest grades of ore could be produced. All major state and federal mining permits have been approved for near-term production, and rail contracts are under negotiation for shipment to local smelters.

During Fiscal 1995, Centurion evaluated several mineralized zones within the upper and lower levels of the Mammoth, Gold Chain, and Opohongo mines. The Mammoth Mine 2400 to 2600 foot level contains 116,000 tons of proven ore grading 0.284 opt (ounce per ton) gold,
15.2 opt silver, and 1.3% copper. The Mammoth Shaft Pillar, 150 to 550 foot level, consists of 42,000 tons of probable ore grading 0.181 opt gold, 23 opt silver, and 4.5% copper. The Mammoth 50 foot level also contains an additional 15,000 tons of probable ore grading 22.5% copper. The upper levels of the Mammoth are accessible for exploration and development through the Plummer Tunnel and six other easily accessible tunnels. Development work is underway in the Mammoth Mine for near-term production. In addition, Centurion is further encouraged by the fact that no modern exploration drilling was ever conducted in the upper portions of the Mammoth Mine.

Five hundred feet south of the Mammoth Mine, Centurion has identified additional ore in the Sioux-Ajax Tunnel, which contains 20,000 tons of probable reserves grading 0.06 opt gold, 10 opt silver, and 4.9% copper. At the Grand Central Mine dump, east of the Mammoth Mine, stockpiled proven ore includes 10,400 tons grading 0.167 opt gold, 7.2 opt silver, 0.9% copper. The discovery of additional productive mineral deposits is anticipated.

Main Tintic District East Project. Centurion controls 3,815 acres in the Tintic District East Project, with 94 percent of the Project situated on privately owned and state lease lands southeast and northeast of the town of Eureka, Utah. Historical mines in the Tintic East District Project area produced some of the highest overall gold and silver ore grades reported in the Tintic district. Centurion-controlled properties in this Project area have had substantial past production, with recovered metals totalling 149,500 ounces of gold, and 3,450,000 ounces of silver from Eureka Bullion, North Lily, and Tintic Bullion. The Company's primary exploration targets are high-grade gold-silver brecciated ore columns localized by fault intersections.

Centurion has compiled existing technical data and has begun a concentrated exploration effort for the 1995 field season. Six drill holes have been permitted on approximately four target areas. The upper portions of two holes have been completed to date. These holes penetrated the volcanic cover and the complex geology that mask the mineralized zones using cost-effective reverse-circulation drilling. A core drill rig will deepen these two holes.

Recent detailed surface and underground geological mapping, plus geophysical surveys, have identified several target locations where brecciated ore columns are believed to occur. The Company's geologists have carried out detailed investigations of these areas and developed specific drilling targets.


B.  SOUTHWESTERN UTAH: KINGS CANYON & MILFORD AREA (including OK Mine)

Centurion's interests in Southwestern Utah are grouped within two project areas, the Milford and Kings Canyon Project areas. The Kings Canyon Project area represents a belt of precious metal mineralization discovered mostly after Fiscal 1990. Gold mineralization within the belt occurs over a 50 square mile area. In the fall of 1990, drilling in the northwest portion of the Kings Canyon Project encountered ore-grade gold mineralization at an open-pit mineable depth. At the present time, 60 holes drilled in this area, known as the Main Discovery Property, have delineated a gold resource containing at least 300,000 ounces of gold. The gold ore body is continuous and relatively uniform. Gold mineralization remains open at depth and for extension to the east, north, and west, where faulting has displaced the ore body.

Centurion holds an in kind production royalty of 4% on all gold and silver produced, and a 4% net smelter return on all other metals recovered from the Main Discovery ore body and additional ore bodies on adjacent properties controlled by other companies totalling 1,069 acres, and a lessor royalty on properties totalling 7,040 acres. The portion of the Main Discovery area controlled by Centurion may contain extensions of the Main Discovery ore body, as well as deep ore potential. Centurion is continuing with plans to drill-test these properties in early 1995.

Centurion s recently acquired Milford Area properties in the Star, Beaver Lake, and San Francisco Ranges are approximately 50 miles to the southeast of Kings Canyon. Centurion controls approximately 25,001 acres in the Star, Beaver Lake, San Francisco, Bradshaw, and Lincoln mining districts, all past producers of gold, copper, and silver. Centurion geologists recognized many similarities between copper-gold ore occurrences in these districts and several nearby porphyry copper-gold deposits such as Bingham Canyon and Tintic, Utah; and Ely and Yerington, Nevada. Based on these similarities and other evidence, Centurion initiated an ongoing land acquisition program in the area in August 1993.

Kings Canyon Project. The Kings Canyon Project consists of approximately 22,795 acres of unpatented lode mining claims and Utah State leases situated 70 miles west of Delta, Utah. Centurion s gold properties include areas in the newly-discovered Cat Canyon property, New Years, Main Discovery, and portions of the Boobs Canyon property.

The Main Discovery Property. The Main Discovery property consists of unpatented claims 100% controlled by Centurion situated in close proximity to U.S. Highway 6, approximately 70 miles west of Delta, Utah. Centurion also maintains a 4% production royalty on 35 unpatented lode mining claims covering the adjacent Main Discovery ore body, and a smaller royalty on several thousand acres of Utah State mineral leases.

Approximately 60 drill holes have been completed to date. Centurion intends to carry out additional drilling including testing several deep targets.

Milford Area Projects. The Milford Area Projects lie approximately 50 miles southeast of Centurion's Kings Canyon Project area, near the town of Milford, Utah. The Milford Area Projects presently consist of approximately 25,001 acres in several separate property blocks, including the South Utah Copper, Blue Mountain Properties, Cave Canyon, Star, and Wild Bill properties. An excellent infrastructure exists in the area, with roads, power, and near-surface water all present within the Project area. The Union Pacific Railroad passes 8 miles east of the OK Mine, located in the northern portion of the project area.

South Utah Copper Project. The South Utah Copper Project lies in the southern Beaver Lake Mountains and mining district of the same name, approximately 10 miles northwest of Milford, Utah. Mineral lands in the project total approximately 9,452 acres, of which approximately 46 percent are privately owned lands and State of Utah mineral leases. The project is 100 percent controlled by Centurion. Centurion anticipates significant near-term copper production from large-tonnage surface copper oxide deposits identified on the property. Proven and probable reserves based on drilling completed through August, 1995 are 6,900,000 tons grading 0.48% copper. This includes 2,000,000 tons of ore grading 0.40% copper which is already mined and stockpiled.

Blue Mountain Project.    The Blue Mountain Project, situated east of
the South Utah Copper area, consists of 9,587 acres of unpatented lode mining claims and Utah State leases. Gold and copper mineralization occurs over a 20 square mile area, most of which is unexplored. Two drill holes have encountered gold ore grade mineralization, including 5 feet of 0.65 opt gold at 220 feet. Surface samples near the drill sites contain up to 0.078 opt gold. Gold mineralization has been discovered at another zone which measures at least 6,000 feet with surface gold grades up to 0.045 opt gold and copper grades to 2%.

Cave Canyon Project.    Centurion owns 260 acres of patented mining
claims and controls an additional 2,184 acres of unpatented claims and Utah State leases in the Cave Canyon Project, situated southeast of Milford in the Lincoln and Bradshaw mining districts.

The area is relatively unexplored. Centurion s geochemical sampling has confirmed high grade gold mineralization in a 'Carlin Nevada Type' geologic occurrence. Preliminary results are very encouraging and additional exploration is currently underway.

Star Range and Wild Bill Project.   Centurion's Star Range Project
lies in the Star Mountain Range, in the North and South Star mining districts, approximately 4 miles west of Milford, Utah. Lands within the Project area consist of two main property blocks comprised of private mineral lands, unpatented lode mining claims, and State of Utah mineral leases, totaling approximately 5,500 acres. Centurion is currently evaluating existing data in preparation for detailed intensive geological, geochemical, and geophysical surveys on the Star and Wild Bill Properties. It is anticipated that drilling will be conducted when targets are further defined. Both properties are at relatively low elevation and, therefore, additional work has been scheduled for sometime during or shortly after the first quarter of 1996, a time when access is likely to be more difficult at the Company's other Milford area projects.

 C.  WEST TINTIC AREA PROPERTIES

Centurion s West Tintic Area properties include a 640 acre Utah State mineral lease covering the 'Little Bingham' copper porphyry resource, and 10,814 acres of mineral and exploration rights owned by Centurion s Mammoth Mining Company on private land.

D.  OTHER PROPERTIES (OQUIRRHS)

Centurion owns 33 acres of patented mining claims in proximity to Kennecott s Bingham Mine. Centurion has transferred ownership of its other Oquirrh properties to its affiliated subsidiary, Consolidated Royal Silver Mines.

E.  OFFICES

The Company's executive office is located at 331 South Rio Grande Street, Suite 201, Salt Lake City, Utah 84101. In addition, the company maintains a technical office at 860 South 500 West, Salt Lake City, Utah 84101; a field office in Eureka, Utah; and a field office in Milford, Utah. The executive and technical offices are leased from third parties and are believed by management to be adequate for the Company's current needs.

ITEM 3.   LEGAL PROCEEDINGS

The Company is involved in several routine lawsuits incidental to the Company's business or properties. The Company is not aware of any pending legal proceedings that involve primarily a claim for damages in excess of 10 percent of current assets, excluding interest and costs. Management and legal counsel are of the opinion that the ultimate disposition of such litigation should have no material adverse effect on the Company's financial position or results of operations.

With respect to a previously pending SEC proceeding, the Company received a letter, dated August 23, 1995, from the Salt Lake District Office of the Securities and Exchange Commission advising the Company that the Commission has terminated its staff inquiry investigation of the Company and has not recommended any enforcement action. The August 23, 1995, letter indicated that based on the information gathered as of that date, the Commission did not believe enforcement action was warranted. The letter also noted that termination of the formal investigation did not mean that the Company had been exonerated or that the matter had been absolutely closed.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 1995.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Centurion's common shares are traded in the over-the-counter market and have been quoted since 1988 on the National Association of Securities Dealers Automated Quotations System (NASDAQ) under the symbol CTMC. The prices listed below are the highest and lowest bids reported to Centurion during each fiscal quarter for the period October 1, 1993, through September 30, 1995. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions:

          Fiscal Quarter Ended     High Bid       Low Bid

          December 31, 1993        3.750          3.062
          March 31, 1994           4.687          3.375
          June 30, 1994            4.000          1.875
          September 30, 1994       2.625          1.343
          December 31, 1994        2.343          1.312
          March 31, 1995           2.187          1.312
          June 30, 1995            1.625          1.187
          September 29, 1995       2.187          1.125

At January 9, 1996, there were 730 shareholders of record of Centurion's common shares.

Since its inception, Centurion has not paid any dividends on its common shares, and does not anticipate that dividends will be paid in the immediate future.

ITEM 6.   SELECTED FINANCIAL DATA
The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's consolidated financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

                                    SELECTED FINANCIAL DATA
                                 FISCAL YEAR ENDED SEPTEMBER 30

                     1995           1994           1993 <F1>      1992 <F1>      1991

_____________________________________________________________________________________________

RESULTS OF
OPERATIONS:

Revenues             $   0          $   0          $   0          $   830,100    $   168,000

Loss before extra-
ordinary item        $(2,635,655)   $(2,372,790)   $(1,142,513)   $  (401,993)   $  (874,678)

Net income (loss)    $(2,635,655)   $(2,372,790)   $(1,142,513)   $   155,216    $  (874,678)

Loss per common
share before
extraordinary item   $      (.11)   $      (.12)   $      (.06)   $      (.02)   $      (.06)

Net income (loss)
per common share     $      (.11)   $      (.12)   $      (.06)   $       .01    $      (.06)

BALANCE SHEET DATA:

Total assets         $ 8,658,470    $ 8,492,800    $ 4,161,162    $ 2,955,912    $ 2,459,761

Working capital
(deficit)            $   (51,771)   $   637,171    $   290,104    $   294,467    $    93,560

Long-term debt       $         0    $         0    $         0    $         0    $   762,373

Stockholders'
equity               $ 8,265,862    $ 7,940,307    $ 3,828,689    $ 2,669,776    $ 1,592,595
_______________________

<F1>  Certain reclassifications have been made to the fiscal 1993 and 1992 consolidated financial statements in order to conform to the fiscal 1995 presentation. (See Note 2.d. to the Consolidated Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

General. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. From inception of the Company to September 30, 1995, the Company has an accumulated deficit of $8,994,025. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or developmental work. These professional evaluations are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies. The economic viability of a property can not be finally determined until extensive exploration and development work plus a detailed economic feasibility study have been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

As of September 30, 1995, $7,974,092 of the Company's total assets of $8,658,470 are investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate outcome of this matter cannot be determined at this time; and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties has been made in the Company's consolidated financial statements.

Financial Condition. At September 30, 1995, the Company had a cash balance of $17,510 and accounts receivable of $5,000, all of which has been collected subsequent to year end, and negative working capital of $51,771. Subsequent to September 30, 1995, the Company received an additional $135,000 from the sale of common shares. These funds will be used for future operating expenses. The Company has no long-term debt.

Liquidity and Capital Resources. In comparison with the Company's financial condition at September 30, 1995, the Company had, at September 30, 1994, $710,026 of cash, subscriptions receivable of $300,000, and working capital of $937,171. The Company was able to maintain a satisfactory working capital position during fiscal 1994 in large measure because of the carry-over of funds raised in fiscal 1993 from a series of private placements of the Company's restricted common stock, which contributed $5,085,010 of cash for land acquisition, exploration and operations. During fiscal 1995, management determined that it would be in the best interest of the Company to limit the private placements of common stock. The $300,000 receivable at September 30, 1994, was for the purchase of Centurion common stock; the $5,000 receivable at September 30, 1995, was for a routine item due the Company. In each case, the receivable was fully collected shortly after the fiscal year end. Prepaid mining leases decreased primarily due to a net relinquishment of leased mineral properties. Mineral properties, however, increased slightly from $7,380,822 at September 30, 1994, to $7,974,092 at September 30, 1995, as a result of investments in the acquisition and exploration of properties and equity investments in cash.

Accounts payable increased from $104,697 as of September 30, 1994, to $216,649 as of September 30, 1995, in spite of the Company's successful efforts to control and reduce costs, primarily because of the Company's reduced cash position. The accrued expenses payable decreased from $118,050 as of September 30, 1994 to $11,818 as of September 30, 1995.
For fiscal 1994 this expense item was the result of an accrual for Directors' fees and for fiscal 1995, it was the result of the accrual of employees' salaries. These fees are paid by the issuance of specific amounts of Centurion shares (referenced at Item 11, 'Executive Compensation'). These Directors' fee shares are issued only upon the fulfillment of certain conditions, but the fees are recorded on the Company's books at the earliest time that fees could become due, even though all of the conditions may not be met until a later date.

The amount of cash used by the Company's operations decreased from $1,871,519 for fiscal 1994, to $1,571,519 for fiscal 1995. Also, during the same fiscal years, the amount of cash used by the Company on acquisition and exploration of mineral properties decreased from $1,555,156 to $307,220, respectively. These decreases are all primarily the result of two decisions made by the Company at the end of fiscal 1994: (1) to limit the private placement of its common stock, thereby reducing the amount of cash available for operating and investing activities; and (2) to control and reduce expenses and cash flows to levels commensurate with the probable reduction of cash. During fiscal 1995, the Company expended $0, in contrast to $914,649 in fiscal 1994, to acquire interests in subsidiary companies. The subsidiary companies acquired in 1994 each owned patented mineral properties. The Company expended $266,556 in fiscal 1995 and $217,903 in fiscal 1994, to acquire equipment. The majority of the equipment purchased in 1995 was field and exploration equipment. This has allowed the Company's personnel to perform the necessary exploration work with less dependence upon the availability of outside equipment and at a lower cost to the Company. These cash expenditures were funded by issuing common shares for cash in the amount of $1,567,000 and $5,085,010, respectively.

During the years ended September 30, 1995 and 1994, respectively, the Company made advances to related parties of $182,904 and $64,406, respectively. The advances made during fiscal years 1995 and 1994 were primarily non-interest bearing advances to related parties. The Company received advances from a shareholder of $33,400 and $9,490, respectively. During the years ended September 30, 1995 and 1994, the Company received payments from related parties of $68,133 and $25, respectively. The Company made payments during fiscal 1995 and 1994 on the advances received from the shareholder of $32,850 and $6,667, respectively.

Management expects the Company's consolidated cash expenditures will approximate $3,000,000 during fiscal year 1996. The anticipated cash expenditures consist of the following: $500,000 for exploration and development activities; $380,000 for production-related activities; $100,000 for acquisition of mineral properties; $220,000 for property lease payments; and $1,800,000 for general and administrative expenses. These cash expenditures are expected to be primarily funded from: 1) $100,000 from the sale of properties; 2) $1,000,000 of production income; 3) $1,200,000 from the partial liquidation of Royal common stock; and 6) $500,000 from joint venture partners. At September 30, 1995, the Company had a working capital deficit of $51,771; however, subsequent to the end of fiscal 1995, the Company expected to receive approximately $1,000,000 from the sale of Centurion common shares. The Company also contemplates financing further exploration of its mineral properties through joint venture arrangements.

The Company continues to have no long term debt. The only multi-year obligations of the Company are the lease payments which become due on properties the Company decides to retain. All leases are cancelable at the Company's option. Moreover, if the Company is not successful in raising additional equity capital, achieving production profitability, selling some of its mineral properties, or negotiating joint venture arrangements, the Company will reduce the level of expenditures by releasing some properties to match its cash flow position.

The Company does not have sufficient capital to fully explore and develop its mineral properties. The Company plans to continue financing its exploration activities through joint ventures, production activities, equity funding, or by selling properties and retaining royalty interests. In addition, the Company expects to receive royalties from properties that were sold during fiscal 1993 and which currently are under exploration and development by larger mining companies.

Results of Operations

Fiscal 1995 as Compared to Fiscal 1994. During fiscal 1995 and 1994 the Company had no revenues. Centurion did not receive advance mineral royalties or reimbursements related to venture properties. No properties were sold in fiscal 1995 or 1994; therefore, there was no corresponding cost of mineral properties sold.

General and administrative expenses decreased to $1,776,876 in fiscal 1995 from $2,341,714 in Fiscal 1994. The decrease is the result of several factors. Accounting fees decreased from $159,000 in fiscal 1994 to $118,000 in fiscal 1995 as a result of the decrease in the number and value of common shares issued to accounting personnel for services and in the fees paid to the Company's independent public accountants. Also, fees paid to consultants for technical, promotional and administrative work decreased only slightly from $689,000 during fiscal 1994 to $679,000 during fiscal 1995. The cost of consultative engagements for both fiscal 1995 and 1994 was approximately the same due to the substantial amount of such consultative activities necessary for the acquisition of properties and subsidiary companies, and the supervisory administration of the exploration and development of these properties and companies. Office space leasing costs also decreased, from $54,000 in fiscal 1994 to $51,000 in fiscal 1995.

Office and technical supplies and the costs of the Company's annual report increased from $70,000 in fiscal 1994 to $79,000 in fiscal 1995. The Company used these materials to respond to increased requests for information about the Company from the investment community and for providing technical information used to evaluate the Company's mineral properties. Legal expenses increased from $92,000 in fiscal 1994 to $202,000 in fiscal 1995; the increase is due largely to non-recurring litigation costs (of matters that have been resolved or terminated in its favor), and is also the result of the acquisition of properties and subsidiaries, and costs related to additional regulatory or environmentally-related filings and activities.

In an effort to preserve cash, the Company has traditionally paid some of its expenses by issuing shares of common stock. (See 'Summary of Stock Issuances,' below.) Directors' fees were paid by issuing shares of common stock or accruals for unissued shares during both fiscal 1994 and 1995. Centurion issued and accrued the same number of shares for Directors' fees during fiscal 1994 and 1995. The value of the shares issued and accrued, however, decreased from $211,000 to $171,000 for fees earned during 1994 and 1995, respectively. Because of the non-consolidation of Royal's accounts with Centurion's, the value of share issuances by Royal to its Directors is not added to Centurion's general and administrative expense for fiscal 1995, thereby resulting in the largest decrease in general and administrative expense as compared to fiscal 1994, during which Royal was a consolidated subsidiary of Centurion, and had issued shares valued at $649,000 to its Directors and Officers.

Management of the Company believes the nature and level of general and administrative expenditures is appropriate, given the lack of operating revenue. The Company is continually evaluating potential mineral properties to acquire, administering exploration activities on current mineral properties, and preparing promotional materials for use in seeking additional sources of funds either through joint venture arrangements or additional equity investments. During fiscal 1995, the Company was successful in obtaining additional equity investments and in acquiring various mineral properties.

Mineral lease expense increased from $138,761 in fiscal 1994 to $204,821 in fiscal 1995. The increase was due to the acquisition of additional mineral properties held under lease.

Depreciation expense increased from $38,823 in fiscal 1994 to $106,328 in fiscal 1995. The Company acquired additional field and mining equipment, vehicles, and computer equipment for evaluation of the increased amount of technical data.

Interest and other income decreased from $48,856 in fiscal 1994 to $29,956 in fiscal 1995, as a result of the reduction in the Company's investment of cash received from private placements.

For fiscal 1995, the Company did not incur any loss from dilution of equity investment in any of its subsidiaries. However, during fiscal 1994, Royal issued 127,500 shares of common stock to its Directors, certain Officers, and consultants for compensation. That issuance decreased the Company's ownership interest in Royal from 80.1 percent to
65.5 percent, resulting in a loss of $40,877 to the Company. In fiscal 1995, the Company experienced a loss of $686,809 on its investments accounted for under the equity method, due to the reduction in its ownership in Royal to 21.1 percent brought about as a result of the Royal-Celebration reorganization. The Company also experienced a loss of $154,431 from the disposition of assets, resulting from the abandonment of property held by Mazama Gold Corporation. Both of these losses are non-recurring in nature, and did not occur in fiscal 1994.

As a result of the lack of revenues, the losses from operations and the negative income (expense), the Company had a net loss of $2,635,655, or $.11 per common share, in fiscal 1995 as compared to a net loss of $2,372,790, or $.12 per common share, in fiscal 1994.

As noted, property sales cannot be predicted, and continuing revenues will not be generated by the Company until royalties on the properties sold are received or until the Company has a property in production. The Company is continuing to pursue opportunities to sell additional properties.

Fiscal 1994 as Compared to Fiscal 1993. During fiscal 1994 and 1993 the Company had no revenues. The Kennecott Joint Venture provided for certain payments to be made to Centurion in the form of advance mineral royalties, which amounted to $50,000 during fiscal 1994. In addition to these advance royalties, Kennecott paid $41,000 to the Company as reimbursements for lease payments, unpatented claim release fees, land acquisition costs and other costs related to venture properties. The royalties were recorded as a reduction in the basis in the property and the reimbursements were accounted for by reducing the appropriate costs in the financial statements.

No properties were sold in fiscal 1993 or 1994; therefore, there was no corresponding cost of mineral properties sold.

General and administrative expenses increased to $2,341,714 in fiscal 1994 from $1,039,773 in fiscal 1993. The increase was the result of several factors. In an effort to preserve cash, the Company paid some of its expenses by issuing shares of common stock. (See 'Summary of Stock Issuances,' below.) Directors' fees were paid by issuing shares of common stock or accruals for unissued shares during both fiscal 1993 and 1994. Centurion issued or accrued fewer shares during fiscal 1994; however, the value of the shares issued increased from $168,000 to $211,000. Accounting fees increased from $115,000 in fiscal 1993 to $159,000 in fiscal 1994 as a result of the increase in the value of common shares issued to accounting personnel for services and as a result of increased fees paid to the Company's independent public accountants related to various filings of registration statements with the Securities and Exchange Commission.

The Company paid fees to consultants for technical, promotional and ad-

ministrative work amounting to $689,000 during fiscal 1994, as compared to $266,000 during fiscal 1993 . This increase was due to the substantial increase in activities relative to the acquisition of properties and subsidiary companies, and to the increase in supervisory administration of the exploration and development of these properties and companies. Legal expenses were $49,000 in fiscal 1993, but were $92,000 in fiscal 1994; the increase was due largely to the acquisition of properties and subsidiaries, but also as a result of increased fees and costs related to various filings of registration statements and periodic reports with the Commission. Office space leasing costs rose from $41,000 in fiscal 1993 to $54,000 in fiscal 1994 due to the need for office, technical, and field use in connection with the increased activity. Office and technical supplies and the costs of the Company's annual report increased to $70,000 in fiscal 1994, from $49,000 in fiscal 1993. The Company used these materials to respond to increased requests for information about the Company from the investment community and for providing technical information used to evaluate the Company's mineral properties.

During fiscal 1993 and 1994, the Company continually evaluated the acquisition of potential mineral properties, administered exploration activities on existing mineral properties, and prepared promotional materials for use in seeking additional sources of funds either through joint venture arrangements or additional equity investments. Also, during fiscal 1993 and 1994, the Company was successful in obtaining additional equity investments and in acquiring various mineral properties.

Mineral lease expense increased from $122,466 in fiscal 1993 to $138,761 in fiscal 1994. The increase was caused by an increase in land leased for exploration and development.

Depreciation expense increased from $16,961 in fiscal 1993 to $38,823 in fiscal 1994. The Company acquired field and mining equipment, and additional computer equipment for evaluating the increased amount of technical data.

Interest and other income increased to $48,856 in fiscal 1994 from $21,682 in fiscal 1993, as a result of the Company's investment of cash received from the private placements.

During fiscal 1994, Royal issued 127,500 shares of common stock to its Directors, certain Officers, and consultants for compensation. The issuance of shares of common stock decreased the Company's ownership interest in Royal from 80.1 percent to 65.5 percent, resulting in a loss of $40,877 to the Company. The loss was included in the fiscal 1994 statement of operations as loss on dilution of equity investment in subsidiary. There was a similar dilution in fiscal 1993 of $20,471.

As a result of the decrease in revenues and the increases in general and administrative expenses and mineral leases, the Company had a net loss of $2,372,790, or $.12 per common share, in fiscal 1994 as compared to net loss of $1,142,513, or $.06 per common share, in fiscal 1993.

Other Matters

Given management's significant reliance on the issuance of capital stock for various purposes, the following table summarizes by category the number of shares and the total value assigned to the shares for each of the fiscal years 1995, 1994, and 1993. All shares issued to affiliates of the Company are assigned value on the books at market value. Nonrestricted, free-trading shares issued to non-affiliates are also valued at market. The value assigned is determined based on the average of the bid and ask price on the date of issuance. By comparison, the value assigned to restricted shares is determined based on other issuances of restricted shares for cash, which generally has been 85 percent of the value of nonrestricted shares on the date of issuance.

                                    SUMMARY OF STOCK ISSUANCES

                               FYE 1995               FYE 1994               FYE 1993
__________________________________________________________________________________________________


                                           $ Value                $ Value               $ Value
Description                    # Shares    Assigned   # Shares    Assigned   # Shares   Assigned
__________________________________________________________________________________________________

Stock issued For Services:

 Compensation - Employee        193,700     527,430    100,250     297,673     208,393    196,806

  Directors' Fees               143,000     203,300     40,000      93,188     100,000    150,734

  Consulting - Geologic          38,700      78,174      1,100       2,385      97,250     60,541

  Services - Nonemployee         23,250      45,403     17,000      28,600           0          0

  Other                               0           0          0           0     100,000          0
                              _____________________  _____________________   ____________________

                                398,650     854,307    158,350     421,846     505,643    408,081

Repayment of Cash Advances
and Notes Payable                 8,000      13,050      8,534      20,000     335,069    177,994

Lease Payments                   25,100      40,803          0           0       5,000      3,450

Mineral Property
& Business Acquisitions:

  Dotson Exploration            105,000     186,050    120,600     433,796      95,661    236,340

  Royal Silver Mines                  0           0        800     456,956           0     99,247

  Tintic Coalition                    0           0          0           0      25,000     29,219

  Jefferson-Pacific                   0           0    140,000     366,800           0          0
                              _____________________  _____________________   ____________________

                                105,000     186,050    261,400   1,257,552     120,661    364,806

Issuance of Shares for
Cash in Private Placements
and Regulation S Offerings      900,000   1,252,000  2,616,000   5,047,510  1,780,000   1,330,000


Upon Exercise of Stock Options  210,000     315,000     25,000      37,500          0           0
                              _____________________  _____________________  _____________________

                              1,110,000   1,567,000  2,641,000   5,085,010  1,780,000   1,330,000
__________________________________________________________________________________________________
--------------------------------------------------------------------------------------------------
TOTAL:                        1,646,750  $2,661,210  3,069,284  $6,784,408  2,746,373  $2,284,331

During fiscal 1993, the Company, in connection with a private placement of its common stock, entered into agreements with fourteen persons to file a registration statement covering 580,000 shares of its common stock within certain specified periods. The first period ended March 8, 1993 and the last period ended September 29, 1993. On January 13, 1994, the Company filed the registration statement. Prior to the end of fiscal 1994, one shareholder wrote the Company expressing an intent to pursue legal action against the Company on a claim for damages resulting from the alleged late registration. The registration became effective on October 13, 1994. On January 31, 1995, that shareholder filed a suit for damages of $105,313 plus interests and costs, an amount that was less than 10 percent of the Company's fiscal 1994 asset valuation. Management of the Company, after discussion with legal counsel and other considerations, asserted its answer and defenses and filed a counterclaim for damages to that shareholder action. The Company was unable to determine whether the alleged late filing would result in any material adverse consequences to the Company; however, it believed that this matter would not have a material impact on the financial condition, results of operations, or liquidity of the Company. The suit was settled on November 13, 1995, and dismissed with prejudice by the court, pursuant to a joint release of all claims, without either party acknowledging or admitting liability, and a non-disclosure agreement of confidentiality.

The Company's operations are subject to comprehensive regulations with respect to environmental safety and similar matters by the U.S. Department of the Interior, the U.S. Department of Agriculture, the U.S. Environmental Protection Agency, the U.S. Mine Safety and Health Administration, and similar state and local agencies. Failure to comply with applicable laws, regulations and permits can result in delays in operations, injunctive actions, damages, and civil and criminal penalties. As the Company expands or changes its existing operations or proposes new operations, it may be required to obtain additional or amended permits or authorizations. The Company believes its operations are presently in substantial compliance with applicable air and water quality laws and regulations.

The Financial Accounting Standards Board has issued Statement of
Financial Accounting Standards ('SFAS') No. 109, Accounting for Income Taxes. This standard was adopted by the Company in the first quarter of fiscal year 1994. However, the impact is not material. Inflation has not had a significant impact on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Financial Statements and the Report of Independent Public Accountants are filed as part of this report on pages F-1 through F-26.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements during the three fiscal years ended September 30, 1993, 1994 and 1995, or at any other time with the Company's present or former independent public accountants. Subsequent to the end of fiscal 1994, Centurion made a change in the engagement of its principal independent accountant to audit its financial statements. By approval of Centurion's Board of Directors, the former principal independent accountant, Arthur Andersen LLP ('Arthur Andersen'), was dismissed effective November 3, 1994. The change was not due to any disagreement between Centurion and Arthur Andersen, or any information that would have led Arthur Andersen to resign or decline to stand for re-appointment.

Arthur Andersen's report on the financial statements for the fiscal years ended September 30, 1992, and 1993, respectively, did not contain an adverse opinion or a disclaimer of opinion, nor was either report qualified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph with respect to Centurion's investment in mineral properties being realizable. During fiscal 1993 and 1994, and the portion of fiscal 1995 that preceded the dismissal:

     (1) Centurion had no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure;

     (2) Arthur Andersen did not advise Centurion that the internal controls necessary for Centurion to develop financial statements were not in existence;

     (3) Arthur Andersen did not advise Centurion of any information leading Arthur Andersen to be unable to rely on management's representations, or unwilling to be associated with the financial statements prepared by management;

     (4) Arthur Andersen did not advise Centurion of any need to significantly expand the scope of its audit, or of any information that may or would (i) materially affect the fairness or reliability of, or prevent it from rendering an unqualified opinion regarding, any of its audit reports or any of the underlying financial statements, or (ii) cause Arthur Andersen to be unwilling to rely on management's representations or be associated with Centurion's financial statements; and

     (5) Arthur Andersen did not, as a result of its dismissal, expand its audit or conduct any investigation of information that came to its attention of the type referred to above in subparagraph (4), or have any issues that were unresolved to its satisfaction prior to dismissal.

Centurion provided Arthur Andersen with a copy of the above disclosures in a timely manner. Centurion then requested, and Arthur Andersen provided, a letter addressed to the Commission stating Arthur Andersen's agreements with these disclosures by Centurion. A copy of such letter is attached as Exhibit 16.1 to Centurion's Form 8-K, Current Report of November 3, 1994, on file with the Securities and Exchange Commission, and incorporated herein by reference.

Centurion subsequently engaged the services of the accounting firm of Jones, Jensen & Company, effective November 3, 1994. During fiscal 1993 and 1994, and the portion of fiscal 1995 that preceded such engagement:

     (1) neither Centurion nor any person or entity acting on its behalf has consulted such accountant regarding the application of accounting principles to any specified transaction, or the type of audit opinion that might be rendered on Centurion's financial statements, or any matter characterized as a 'disagreement' or 'reportable event' (as defined by Regulation S-K, Item 304(a)(1)(iv) and (v)); and

     (2) Jones, Jensen & Company did not provide Centurion with either a written report or oral advice containing any conclusions by Jones, Jensen & Company of any important factors considered by Centurion in reaching a decision as to any accounting, auditing, or financial reporting issues.

                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Directors. Under the Articles of Incorporation, the Company must have a minimum of three and a maximum of nine directors. At present, the Board consists of four Directors. Each Director serves until the next annual shareholders meeting or until a successor is duly elected. The following table sets forth the name, age, position(s) held, and length of service for each of Centurion's Directors.

Name                     Age  Position(s) Held           Director Since
Spenst Hansen            61   Director, CEO              November 1984
                                and President
Orson Mabey, III         32   Director, Vice President   February 1990
J.D.H. (David) Morgan    57   Director                   April 1991
Mark D. Dotson           38   Director                   April 1995

SPENST HANSEN, PH.D., has been principally employed by Centurion since November of 1984. Mr. Hansen currently serves as the Chief Executive Officer, President, Director, and Chairman of the Board of Directors. Mr. Hansen has worked on mining projects in the western United States for more than 22 years, and has been directly involved with Centurion's Tintic District mining properties since 1979. From 1982 to 1989, he also conducted an independent geophysical and geologic contracting business as a sole proprietorship under the name Axis Geophysics Company. Mr. Hansen still retains ownership of this company. Mr. Hansen was awarded the Ph.D. Degree in geology from the University of Missouri, Columbia, Missouri; a Masters Degree in mining engineering from the Missouri School of Mines, Rolla, Missouri; and a Bachelor of Science Degree in geological engineering from the University of Utah, Salt Lake City, Utah. Mr. Hansen is a registered professional geologist in California (#2067) and Idaho (#38). Mr. Hansen also serves as a Director of Royal Silver Mines, Inc. (formerly Royal Silver Mines, Inc.), Centurion Exploration, Inc., Dotson Exploration Company, and Keystone Surveys, Inc.

ORSON MABEY, III is a Senior Trading Analyst developing commercial trading applications for Tosco Corporation, the largest independent petroleum refiner on the eastern coast of the United States. From 1987 to 1993, Mr. Mabey was employed by Amerada Hess Corporation as Senior Trading Analyst. Mr. Mabey earned a Masters degree in international management in August of 1987 from the American Graduate School of International Management in Glendale, Arizona, and a Bachelor of Arts and Finance degree from the University of Utah, Salt Lake City, Utah, in June of 1986.

J.D.H. (DAVID) MORGAN has been principally employed by Lehman Brothers during the last five years. Mr. Morgan has worked in the metals industry for over 25 years. He holds an engineering degree from Cambridge University and a Masters degree in mineral processing from the Royal School of Mines, London University. He is a Chartered Engineer and a member of the Institution of Mining and Metallurgy. For the past ten years, Mr. Morgan has been a securities analyst specializing in mining equities covering North America and most of the world's other
main mining markets.   He is a member of the International Stock
Exchange, London, and the Institute of Investment Management and Research. From 1985 to 1994, he was a Director of Equity Research with Lehman Brothers International. Currently, he is an independent mining share specialist based in London and a consultant to Rodman & Renshaw, Inc. in Chicago.

MARK D. DOTSON has been principally employed as President, Chief Executive Officer, and member of the Board of Directors of Dotson Exploration Company, a wholly-owned subsidiary of Centurion, at Milford, Utah. He has served in those positions and has been the Exploration Manager for Dotson Exploration Company since 1988. In addition to that employment, Mr. Dotson also has been the Manager of West Hills Excavating, L.L.C., and a member of its Board of Directors since February 1994. Mr. Dotson also serves as a city councilman for the City of Milford in Utah. Mr. Dotson is a prospector and self-taught geologist with many years of geologic experience in the field and numerous years of business experience in the corporate realm. In addition to his own and other training, Mr. Dotson also has taken field extension courses in geology from various universities.

Executive Officers.     The following table sets forth the name, age,
position(s) held, and length of service for each of Centurion's
Executive Officers:


Name                Age  Positions                       Officer Since
______________________________________________________________________

Spenst Hansen       61   President and CEO               March 1992
Orson Mabey, III    32   Vice President                  June 1993
Carlos M. Chavez    44   Secretary                       June 1994
Randy Sutherland    37   Asst. Secretary/Treasurer       August 1995
Howard M. Crosby    43   Pres., CEO and Board Chairman   February 1994
                         of three subsidiaries

SPENST HANSEN (see above).

ORSON MABEY (see above).

CARLOS M. CHAVEZ has served as corporate Secretary of Centurion since July 1994. He has been principally employed as Centurion's in-house legal counsel since March 1994. Mr. Chavez received his J.D. in 1980 from Stanford Law School, Palo Alto, California, and has been admitted to the Utah State Bar and the Bar of the District of Columbia. From 1991 to his employment with Centurion, Mr. Chavez was employed with two firms in Salt Lake City, Utah. During 1989 and 1990, Mr. Chavez was a visiting assistant professor of law at Whittier College School of Law in Los Angeles, California. Mr. Chavez previously served as an assistant attorney general of Utah and associate legal counsel for the University of Utah, where he later taught as an adjunct professor of law. Mr. Chavez is also a Director of Royal Silver Mines, Inc. and Dotson Exploration Company.

RANDY SUTHERLAND serves as Assistant Secretary and Treasurer and has performed the function of Controller for Centurion and its subsidiaries since August 1995. Mr. Sutherland served eight years in the U.S. Air Force while completing college. In November 1991, he received a degree in management accounting, graduating Summa Cum Laude, from Park College, Parkville, Missouri, where he was listed on the President's honor roll for 1990 and 1991. From the time of his graduation until employment with Centurion, Mr. Sutherland held various accounting and supervisory positions in the hotel industry, most recently as the controller for a resort hotel located in Alta, Utah, which selected him upon the recommendation of a peer group of accountants.

HOWARD M. CROSBY is deemed an Executive Officer of Centurion because of his service as President, CEO and Board Chairman of Royal Silver Mines, Inc., Mammoth Mining Company and The Gold Chain Mining Company. He received a B.A. degree from the University of Idaho in 1974. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May of 1993, Mr. Crosby entered into a business consulting relationship with Centurion Mines Corporation. In July, 1992, Mr. Crosby filed a Chapter 13 petition for bankruptcy. The reorganization plan was approved in October, 1992.

There are no family relationships among any Directors or Officers of the Company.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.
Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of a those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. They are also required to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent Officers, Directors, and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 1995 except that Orson Mabey, III, filed one late Form 4, Mark Dotson filed a late Form 5 reporting three transactions that should have been reported previously on two Forms 4's, Carlos Chavez, filed a late Form 5 reporting exempt transactions, and Howard Crosby filed a late Form 5 reporting two sets of transactions that should have been reported previously on two Form 4's.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation.     The following table sets forth the compensation
paid by Centurion during each of the last three fiscal years to its Chief
Executive Officer, and to the other four most highly compensated Officers and Executive Officers, but only if the total annual salary and bonus of any such Executive Officer exceeded $100,000 for fiscal 1995 (collectively, the 'Named Executive Officers').  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                                      SUMMARY COMPENSATION TABLE

                                             Long Term Compensation
____________________________________________________________________________________________
                  Annual  Compensation       Awards                    Payouts
____________________________________________________________________________________________

(a)        (b)    (c)       (d)     (e)       (f)           (g)           (h)       (i)

                                    Other                   Securities              All
Name and                            Annual    Restricted    Underlying              Other
Principal                           Compen-   Stock         Options/      LTIP      Compen-
Position   Year   Salary    Bonus   sation    Awards        SAR's(#)      Payouts   sation
____________________________________________________________________________________________

Spenst     1995   $36,000   $0      $0        $67,967 <F1>  240,000 <F2>  $0        $0
Hansen     1994   $36,000   $0      $0        $53,500             0       $0        $0
           1993   $33,000   $0      $0        $37,975       240,000 <F3>  $0        $0
___________

<F1> Column (f) represents the dollar value of all restricted awards of stock received as part of non-cash compensation in lieu of Director and CEO fees that Mr. Hansen earned during each of fiscal 1995, 1994, and 1993.  The aggregate number of his restricted stock holdings at
    September 30, 1995 was 190,000 shares (including the awards reported in column (f) that are still subject to restrictions), and their fair market value on that  date was $296,400, based on the closing price of $1.56 on the last trading day before September 30, 1995.  Of those 190,000 shares, 115,000 shares had vested as of January 9, 1996.  The remaining 75,000 shares will be vested, in whole or in part, in fewer than three years from the grant date.
    Vesting is scheduled as follows:  15,000 at March 31, 1996, 15,000 at June 30, 1996, 15,000
    at September 30, 1996, 15,000 at December 31, 1996, and 15,000 at March 31, 1997.  No
    dividends are paid on any of the restricted awards of stock reported in column (f).

<F2> This amount represents options granted on June 4, 1995, to be awarded during the eight quarters beginning April 1, 1995 and ending March 31, 1997, consisting quarterly of 10,000 options as partial compensation for service as Director, and 20,000 options as partial compensation for service as CEO.  The options vest at the end of each quarter and are exercisable through March 31, 1998 at a price of $1.50 per share, which was the closing price on the grant date.

<F3> This amount represents options granted on May 27, 1993, that were awarded during the eight quarters that began April 1, 1993 and ended March 31, 1995, consisting quarterly of 10,000 options as partial compensation for service as Director, and 20,000 options as partial compensation for service as CEO.  Options in those amounts vested at the end of each quarter and were fully vested at April 1, 1995. They are exercisable through March 31, 1998 at a price of $1.50 per share, which was the closing price on the grant date.

Other than the Company's incentive Stock Option Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's Officers and Directors.

Option/SAR Grants Table.     Information concerning individual grants of
stock options, whether or not in tandem with stock appreciation rights ('SARs'), and freestanding SARs made during fiscal 1995 to each of the Named Executive Officers is reflected in the table below.

                                   OPTION/SAR GRANTS IN FISCAL 1995

                                                      Potential
                                                      Realizable Value
                                                      at Assumed Annual    Alternative
                                                      Rates of Stock       to (f) and
                                                      Price Appreciation   (g) Grant
         Individual Grants                            for Option Term<F1>  Date Value
______________________________________________________________________________________

(a)      (b)            (c)             (d)      (e)      (f)      (g)       (h)

                        Percent of
         Number of      Total Options/  Exer-
         Securities     SARs Granted    cise                                 Grant
         Underlying     to Employees    or      Expir-                       Date
         Options/SARs   in Fiscal       Base    ation                        Present
Name     Granted (#)    Year            Price   Date      5%($)    10%($)    Value ($)
______________________________________________________________________________________

Spenst   240,000<F2>     43%             $1.50   4/01/98   $47,350  $99,500   N/A
Hansen
_______________

<F1> The amounts shown as potential realizable values are based on arbitrarily assumed annualized rates of stock price appreciation of 5 percent and 10 percent over the full 3-year term of the options.  These potential realizable values are based solely on arbitrarily assumed rates of price appreciation required by applicable SEC regulations.  Actual gains, if any, on option exercises of common stock holdings are dependent on future performance of the
    Company and overall stock market conditions.

<F2> These options are described in note (2) to the 'Summary Compensation Table' above.

Aggregated Option/SAR Exercises and Fiscal 1995 Year-End Option/SAR Value Table

     The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 1995 by each of the Named Executive Officers, and the fiscal 1995 year-end value of unexercised options and SARs. The dollar values in columns (c) and (e) are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised.
Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the common stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

                          AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1995
                           AND OPTION/SAR VALUES AT SEPTEMBER 30, 1995

(a)             (b)            (c)         (d)                  (e)

                                           Number of
                                           Securities           Value of
                                           Underlying           Unexercised
                                           Unexercised          In-the-Money
                Shares         Dollar      Options/SARs         Options/SARs
                Acquired       Value       at FY-End (#)        at FY-End ($)
                on Exercise    Realized    Exercisable/         Exercisable/
Name            (#)            ($)         Unexercisable        Unexercisable
__________________________________________________________________________________

Spenst Hansen   210,000<F1>    $12,600     90,000/180,000<F2>   $5,400/$10,800<F3>

<F1> These 210,000 shares were acquired February 22, 1995, from an exercise of options in the same amount that had vested from 240,000 options granted May 27, 1993 (see note 3 to the
    'Summary Compensation Table' above).  The value reported in column (c) was calculated from the difference between the closing price of $1.56 per share on February 22, 1995 and the exercise price of $1.50 per share.

<F2> The 90,000 options reported as exercisable in column (d) consist of the 30,000 options remaining from the May 27, 1993 grant, plus the 60,000 options that had vested by fiscal year-end from those granted June 4, 1995.  None of the May 27, 1993 options were unexercisable at fiscal year-end.  Thus the 180,000 options reported as unexercisable in column (d) consist entirely of options granted June 4, 1995 that had not vested at fiscal year-end.

<F3> The values reported in column (e) are based on the difference between the closing price of
    $1.56 per share on September 29, 1995, which was the last trading day of fiscal 1995, and the exercise price of $1.50 per share.

Long-Term Incentive Plan Awards.     The Company does not have any
formalized long-term incentive plans, excluding restricted stock, stock option and SAR plans, which provide compensation intended to serve as incentive for performance to occur over a period longer than one fiscal year, whether such performance is measured by reference to financial performance of the Company or an affiliate, the Company's stock price, or any other measure.

Compensation of Directors. There are no contractual arrangements with any member of the Board of Directors. Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 5,000 shares earned per quarter of completed service. During the year ended September 30, 1995, 70,000 shares were earned, of which 20,000 were issued during fiscal 1995. In October 1995, an additional 40,000 shares were issued for fiscal 1995 service. The remaining 10,000 shares earned for fiscal 1995 service have not been issued as of the date of this filing.

As additional compensation, Directors may receive two forms of options, 'at-the-money' and 'out-of-the-money'. The at-the-money options were granted May 27, 1993 and June 4, 1995 and are more fully described in notes 2 and 3, respectively, to the 'Summary Compensation Table' above. Contemporaneously with those grants to Directors, options with identical terms were also granted to the CEO and a key consultant of the Company, vesting at a rate of 20,000 and 10,000 per quarter, respectively. In sum, at-the-money options to purchase a total of 560,000 shares were authorized under each of the two grants.

The Directors were granted out-of-the-money options on October 6, 1995 with the following terms. Each Director is authorized to receive options to purchase up to 250,000 shares of the Company's common stock at an exercise price set at fifty percent above the closing price of $1.50 on the grant date, or $2.25 per share. These options, however, vest only in the event that within one year of the grant-date the Company's stock maintains an average price above $2.00 per share for 30 or more trading days. Once vested, these options are exercisable until October 5, 2000. Out-of-the-money options with identical terms were also granted to the CEO and an executive officer of the Company, to purchase up to 500,000 and 250,000 shares of the Company's common stock, respectively. In sum, the Company has granted out-of-the-money options in an amount authorized to purchase a total of 1,750,000 shares.

Compensation Committee Interlocks and Insider Participation.     There
are no compensation committee interlocks.   With respect to insider
participation, Spenst Hansen and Orson Mabey, III, participated in deliberations of the Company's Board of Directors during fiscal 1995 concerning executive officer compensation.

Board of Directors Report on Executive Compensation. The following report is not soliciting material and shall not be deemed to be filed with the SEC or subject to the SEC's proxy rules, or to the liabilities established under Section 18 of the Exchange Act, and the information contained herein shall not be deemed to be incorporated by reference into any filing made by the Company under the Exchange Act or under the Securities Act of 1933.

To the Shareholders of Centurion Mines Corporation:

As members of the Board of Directors it is our responsibility to review and set compensation levels of the executive officers of the Company, evaluate the performance of management and consider management appointments and related matters. All decisions are decisions of the full Board. The Board considers the performance of the Company and how compensation paid by the Company compares to compensation generally in the mining industry for this region and among similar companies. In establishing executive compensation, the Board bases its decision, in part, on achievement and performance regarding broad-based objectives and targets relating to the continued acquisition of favorable mineral properties and the progress of exploration and development of such mineral properties, as well as the Company's financial performance.

For fiscal 1995, as in years past, the Company's executive compensation policy consisted of a combination of three variable elements: base salary, stock awards and option grants. The policy factors which determine the setting of these compensation elements are largely aimed at attracting and retaining executives considered essential to the Company's long-term success. The granting of stock and/or options is designed as an incentive to increasingly focus management's interests in closer alignment with the interests of shareholders. The Company's executive compensation policy seeks to engender committed leadership and strategic management to favorably posture the Company for continued growth, stability and strength of shareholder equity.

For fiscal 1995, the salary of Spenst Hansen, the Company's Chief Executive Officer, remained at $36,000 per annum, the level set beginning fiscal 1994. In reviewing Mr. Hansen's salary, the Board noted that the Company has continued making substantial progress in its exploration and development stage activities, in particular, with respect to the Tintic and Beaver area properties. The Company did not acquire additional mining-related companies, aside from the completion of the Dotson Exploration acquisition. Further, the Board recognized Mr. Hansen's significant role in raising approximately $1,500,000 of operating capital during fiscal 1995 to fund the Company's exploration and development activities. In addition, the Board recognized Mr. Hansen's lead efforts in establishing water rights for the Mammoth Mine area and in developing joint venture arrangements in the Milford area properties. The Board noted that in comparing five-year cumulative total returns, the Company has consistently outperformed a peer group of ten non-production, gold-related mining companies listed on the NASDAQ SmallCap market, and has generally performed at about the same approximate level as the NASDAQ Stock Market as a whole (for U.S. companies). The Board took into account the increase in shareholders' equity from $2,669,776 at the end of fiscal 1992 to $8,265,862 at the end of fiscal 1995, but also the increase in net loss per share from $0.02 to $0.11 during the same period. Finally, the Board of Directors took into account the modest amount of Mr. Hansen's salary in comparison
with regional CEO salaries within the mining industry.   On the basis of
the above factors, the Board determined that a merit salary of $36,000 was in order. No other Officers received a salary increase during fiscal 1995.

With respect to stock and option awards during fiscal 1995, the Board of Directors did not modify the amount of shares, or options that Directors and the CEO are entitled to receive as partial compensation for service to the Company.

The Board believes that executive compensation during fiscal 1995 adequately reflects the Company's compensation policies and performance.

From All Members of the Entire Board of Directors,
Spenst Hansen, Chairman
Orson Mabey, III
J.D.H. Morgan
Mark D. Dotson

Performance Graph.     The following is a line graph comparing
(1) the yearly percentage change in the Company's cumulative total shareholder return on its Common Stock with (2) the cumulative total return of a broad equity market index and (3) the cumulative total return of an industry index, peer line-of-business index, <F1> or a group of similarly capitalized issuer companies.

NOTE:
The electronically transmitted version of this Form 10-K presents the data comprising the Performance Graph in tabular format. <F2> The data comprising both the actual Performance Graph and the tabular summary below, as well as the actual Performance Graph itself, were compiled and prepared by the Center for Research in Security Prices (CRSP), and were produced on 12/01/95 including data to 09/29/95, the last trading day of fiscal 1995.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURNS <F3>
PERFORMANCE GRAPH FOR CENTURION MINES CORPORATION

Year-End Summary <F4>   09/28/90 <F5>  09/30/91     09/30/92     09/30/93     09/30/94     09/29/95
_______________________________________________________________________________________________

CENTURION               $100.00        $171.80      $102.60      $543.60      $266.70      $256.40
NASDAQ Stock Market     $100.00        $157.30      $176.30      $231.00      $232.90      $320.70
Peer Group              $100.00        $ 66.30      $ 64.70      $ 96.50      $ 96.80      $ 78.70

<F1> COMPANIES IN THE SELF-DETERMINED PEER GROUP:
     Brush Creek Mining & Dev Inc         Chief Consolidated Mng Co
     Consolidated Ramrod Gold Corp        Cornucopia Resources Ltd
     Gold Reserve Corp                    Gold Standard Inc
     La Teko Resources Ltd                Pacific Sentinel Gold Corp
     Piedmont Mining Co Inc               United States Gold Corp

<F2> The numbers listed in the two tables depicted here represent year-end and monthly index levels derived from compounded daily returns that include all dividends.

<F3> The indexes are reweighted daily, using the market capitalization on the previous trading day.

<F4> If the monthly interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.

<F5> The index level for all series was set to $100.00 on 09/28/90, the last trading day of fiscal 1990.

COMPARISON OF CUMULATIVE TOTAL RETURNS AT MONTH-END INTERVALS

FY        Date           Company Index  Market Index  Peer Index
_________________________________________________________________

Fiscal    09/28/90       100.000        100.000       100.000
1991      10/31/90        87.179         96.060        85.642
          11/30/90       107.692        105.227        75.281
          12/31/90       107.692        109.785        68.918
          01/31/91       153.846        121.954        71.663
          02/28/91       197.436        133.685        75.098
          03/28/91       179.487        142.630        78.796
          04/30/91       207.692        143.533        83.255
          05/31/91       171.795        150.122        71.913
          06/28/91       158.974        140.979        81.462
          07/31/91       210.256        149.324        72.495
          08/30/91       179.487        156.745        65.714
          09/30/91       171.795        157.319        66.271
Fiscal    10/31/91       164.103        162.536        63.195
1992      11/29/91       135.897        157.086        67.037
          12/31/91       143.590        176.265        57.878
          01/31/92       161.538        186.572        64.328
          02/28/92       125.641        190.800        61.933
          03/31/92       112.821        181.796        53.960
          04/30/92       105.128        174.000        59.871
          05/29/92       107.692        176.260        81.520
          06/30/92       102.564        169.369        67.347
          07/31/92       112.821        175.368        72.420
          08/31/92        87.179        170.009        67.707
          09/30/92       102.564        176.328        64.667
Fiscal    10/30/92       112.821        183.274        58.280
1993      11/30/92       123.077        197.854        63.049
          12.31/92        92.308        205.139        76.465
          01/29/93        76.923        210.979        89.615
          02/26/93        71.795        203.109        86.219
          03/31/93       138.462        208.987        84.996
          04/30/93       138.462        200.069       101.346
          05/28/93       251.282        212.021       117.575
          06/30/93       364.103        213.000       112.527
          07/30/93       430.769        213.255       118.076
          08/31/93       543.590        224.275       103.078
          09/30/93       543.590        230.954        96.468
Fiscal    10/29/93       543.590        236.152       120.533
1994      11/30/93       564.103        229.122       126.251
          12/31/93       558.974        235.506       123.747
          01/31/94       666.667        242.644       124.140
          02/28/94       697.436        240.435       112.491
          03/31/94       594.872        225.628       107.226
          04/29/94       502.564        222.702        97.167
          05/31/94       415.384        223.259        93.759
          06/30/94       338.461        215.120        91.698
          07/29/94       369.231        219.530        92.961
          08/31/94       233.333        233.518        87.110
          09/30/94       266.667        232.924        96.783
Fiscal    10/31/94       323.077        237.462        86.052
1995      11/30/94       312.820        229.562        82.291
          12/30/94       287.179        230.266        90.920
          01/31/95       292.308        231.545        82.188
          02/28/95       292.308        243.738        79.105
          03/31/95       276.923        250.841        86.308
          04/28/95       266.667        258.888        84.652
          05/31/95       251.282        265.665        88.710
          06/30/95       210.256        286.760        80.803
          07/31/95       200.000        307.435        80.807
          08/31/95       343.590        313.767        89.427
          09/29/95       256.410        320.672        78.712


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management.
The following table sets forth as of January 9, 1996, the beneficial ownership of Common Stock with respect to: (1) All persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of Common Stock (the 'Principal Shareholders');
(2) Each Director and Director nominee of the Company; (3) Each Named Executive Officer (as that term is defined in the section entitled 'Executive Compensation', below) who is listed in the 'Summary Compensation Table', below, and (4) All Directors and Executive Officers as a group.

                                       COMMON STOCK BENEFICIALLY OWNED <F1>

                                          No. of Shares           Percent of Class
1. Name and Address of
   Principal Shareholder(s)
     Spenst M. Hansen                     4,917,062 <F2>          20.3%
     48 West 300 South
     Suite 1401 North
     Salt Lake City, UT 84101

2.  Directors

     Spenst M. Hansen                     4,917,062 <F2>          20.3%
     Orson Mabey, III                       263,333 <F3>           1.1%
     J.D.H. (David) Morgan                  235,000 <F4>           1.0%
     Mark D. Dotson                          30,000 <F5>            *

3.  Named Executive Officers -
    Excluding Any Director Named Above

     None                                          n/a             n/a

4.  All Directors and Executive
    Officers as a Group (6 Persons)

                                           5,555,645 <F6>          22.7%
_________________

<F1> All shares are owned beneficially and of record, unless otherwise noted.  Percentages less than 1% are marked with an asterisk ( * ).

<F2> Includes 115,000 shares for Director and CEO fees that had vested but had not been issued as of the date of this filing, and 30,000 options that have or will have vested with rights to acquire the underlying shares within 60 days of this filing.

<F3> Includes 110,000 options that have or will have vested with rights to acquire the underlying shares within 60 days of this filing.

<F4> Includes 5,000 shares for Director fees that had vested but had not been issued as of the date of this filing, and 110,000 options that have or will have vested with rights to acquire the underlying shares within 60 days of this filing.

<F5> Includes 30,000 options that have or will have vested with rights to acquire the underlying shares within 60 days of this filing.

<F6> Includes for all members of this group a total of 120,000 shares for fees that had been earned, collectively, but had not been issued as of the date of this filing, and a total of
     290,000 options that have or will have vested with rights to acquire the underlying shares within 60 days of this filing.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions.     Centurion rents
certain technical geological equipment and field vehicles from Axis Geophysics Company (Axis), a sole proprietorship operated by Spenst Hansen, an Officer, Director, and principal shareholder of Centurion. Centurion is billed approximately 25 percent less for this equipment than prevailing rates for similar services in the industry. Centurion paid Axis approximately $30,000, $24,000, and $3,000 during the years ended September 30, 1995, 1994, and 1993, respectively. Although the transactions were not the result of arm's length negotiations, they were unanimously approved by the Board of Directors of Centurion and are believed by management to be more favorable than could have been obtained from unrelated third parties.

Keystone Surveys, Inc. ("Keystone"), a corporation owned by Mr. Hansen, has in the past leased non-management personnel to Centurion. Centurion was charged 123 percent of the gross wages as payment in full of covered employees' wages and Keystone's costs, including all employer paid federal, state, and local taxes (approximately 16 percent of gross wages), and administrative charges (approximately 7 percent). Centurion paid Keystone approximately $10,800, $238,000, and $121,000 during the years ended September 30, 1995, 1994, and 1993, respectively. Keystone Surveys ceased leasing personnel to Centurion in 1994. This function was taken over by a new subsidiary of Centurion, namely Centurion Exploration, Inc.

During fiscal 1994, Spenst Hansen purchased surface rights to approximately ten acres in Mammoth, Utah, from Mammoth Mining Company for $10,000. This purchase included existing buildings in varying degrees of disrepair and was transacted to initiate preservation of the historical significance of the buildings.

Consulting Agreement and Benefits.     Commencing October 1, 1992, Mr.
Barry Katona entered into a Consulting Agreement with the Company which provided for an annual retainer of $75,000. During fiscal 1995 and 1994, Mr. Katona was paid $75,000 each year under the terms of the Consulting Agreement and $7,864 and $8,835, respectively, for reimbursement of business expenses. The Agreement has been extended to December 31, 1996. Mr. Katona has agreed to accept stock in the place of cash.

Exercise of Stock Options.     During the year ended September 30, 1992,
the Company allowed Mr. Katona to exercise options to purchase 100,000 shares of the Company's common stock at $.235 per share in exchange for a $23,500 unsecured, non-interest bearing promissory note. These 100,000 shares are held in escrow until the repayment of this loan. The receivable related to this sale of stock has been reflected as contra-equity in the accompanying consolidated financial statements. In May 1993, the Company granted an additional option to Mr. Katona for 10,000 shares of common stock accrued quarterly over a two year period, for a total of 80,000 shares of common stock, at a price of $1.50 per share under the 1991 Stock Option and Stock Award Plan, exercisable until April 1, 1996. None of these options has been exercised.

Advances to Related Parties.     During the years ended September 30,
1992 and 1993, Centurion advanced $995 and $1,054, respectively, to Keystone Surveys, Inc., a company affiliated with Mr. Hansen. These advances were to allow certain mining properties to be acquired as nominee for the benefit of Centurion. If these properties are determined by Centurion to be desirable, they will be transferred to Centurion at cost. None of the advances bear interest or are secured. There is not a limit concerning how long such advances may remain outstanding. To date, the advances have not been repaid. No advances were made to Keystone Surveys or other related parties during 1995 or 1994 on behalf of other companies controlled by Mr. Hansen, or to any other business entity not a subsidiary of the Company.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. Index to Supplemental Schedules

TITLE OF DOCUMENT                                              PAGE NO.

Supplemental schedules:

   Report of Independent Public Accountants on Schedules           F-27

   Schedule V - Property and equipment for the years ended
   September 30, 1995, 1994 and 1993                               F-28

   Schedule VI - Accumulated depreciation, depletion and
   amortization of property and equipment for the years ended
   September 30, 1995, 1994 and 1993                               F-29

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

During the 1995 fiscal year the Company filed four reports on Form 8-K, dated November 3, 1994, January 12, 1995, February 1, 1995, and August 23, 1995.

C.   Index to Exhibits

The following documents are incorporated herein by reference to Centurion's Registration Statement on Form 10, as filed with the Securities and Exchange Commission, dated September 16, 1988.

EXHIBIT  SEC. NO.  DOCUMENT

 3.1      3        Articles of Incorporation

 3.2      3        Articles of Amendment

 3.3      3        By-Laws of the Company

10.1     10        North Lily Mining Lease

10.2     10        Sharon Steele Lease

The following document is incorporated herein by reference and was filed under Form 8-K on May 23, 1990.

10.3     10        Centurion/Crown Joint Venture Agreement

The following document is incorporated herein by reference and was filed under Form 10-K, 1991.

4.1       4        Amendment to Articles of Incorporation Limiting
                   Director Liability

The following documents are incorporated herein by reference and were filed under Form 8-K on August 25, 1992 and September 28, 1992.

10.4     10        Sale of Mining Properties By Royal Minerals, Inc.

10.5     10        Change of Independent Public Accountants

The following documents are incorporated herein by reference and were filed under Form 10-K, 1992.

10.6     10        Deed with Reservation of Mineral Royalty - January
                   1992 Sale of 80 acres to Kennecott

10.7     10        July 1992 Purchase and Sale Agreement of 16,880
                   acres to Kennecott

10.8     10        July 1992 Kennecott Option to Purchase 6,320 acres

10.9     10        Deed and Assignment with Reservation of Mineral
                   Royalty - September 1992 Sale of 6,320 acres to
                   Kennecott

10.10    10        Settlement of Centurion/Crown Litigation

10.11    10        Consultant Agreement - Barry Katona

The following documents are incorporated herein by reference and were filed under Form 8-K on March 23, 1993, and June 23, 1993.

10.12    10        Agreement in Principle to form Kennecott/Centurion
                   Joint Venture.

10.13    10        Private Placement of 1,404,000

The following document is incorporated herein by reference and was filed under Form 8-K, dated April 29, 1994.

10.14    10        Letter Agreement between Consolidated Royal Mines,
                   Inc. and Montana Reserves Company, related to the Montanore Project.

The following document is incorporated herein by reference and was filed under Form 8-K, dated November 3, 1994.

16.1     16        Letter to the Commission from Arthur Andersen LLP
                   concurring with disclosures concerning its dismissal as Centurion's independent auditor.

The following documents are incorporated herein by reference and were filed under Form 10-K, dated January 13, 1995.

 3.2      3(i)     Articles of Amendment

10.15    10        Stock Purchase Agreement between Centurion ("CTMC")
                   and Dotson Exploration Company ("DEC") dated
                   February 9, 1994

10.16    10        First Amendment to Stock Purchase Agreement between
                   CTMC and DEC dated March 21, 1994

10.17    10        Second Amendment to Stock Purchase Agreement between
                   CTMC and DEC dated March 22, 1994

10.18    10        Third Amendment to Stock Purchase Agreement between
                   CTMC and DEC dated April 15, 1994

10.19    10        Agreement and Plan of Reorganization between
                   Jefferson-Pacific Corp. ("JP") and CTMC dated May
                   20, 1994

10.20    10        First Amendment to Agreement and Plan of
                   Reorganization between JP and CTMC dated July 14,
                   1994

10.21    10        Articles of Share Exchange between JP and CTMC dated
                   September 30, 1994, filed in the State of Utah

10.22    10        Articles of Share Exchange between JP and CTMC dated
                   September 30, 1994, filed in the State of Washington

The following document is incorporated herein by reference and was filed under Form 8-K, dated August 23, 1995.

99.01    99        Letter to Registrant from SEC Salt Lake District
                   Office, dated August 23, 1995, indicating termination of SEC staff inquiry investigation.

The following document is filed as an Exhibit to this Form 10-K and incorporated by reference herein.

27.01    27        Financial Data Schedule to Form 10-K for the Year
                   Ended September 30, 1995

POWER OF ATTORNEY

The Registrant and each person whose signature appears below has designated and appointed Spenst Hansen and Carlos M. Chavez, and each of them as its or his true attorneys-in-fact ("Attorneys-in-Fact") with full power to act alone and authority to execute in the name of each such person, and to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Form 10-K that may be necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and all rules, regulations and requirements pertaining thereto, which amendments may make such other changes in the Form 10-K as the aforesaid Attorneys-in-Fact executing the same deem appropriate.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURION MINES CORPORATION

/s/   Spenst Hansen                              /s/   Randy Sutherland
Spenst Hansen, President                         Randy Sutherland
Chief Executive Officer                          Principal Financial and
                                                 Accounting Officer
Dated:  1/12/96                                  Dated:  1/12/96

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

CENTURION MINES CORPORATION

/s/   Spenst Hansen                              Dated: 1/12/96
By:  Spenst Hansen, Chairman

/s/ Orson Mabey, III                             Dated: 1/12/96
By: Orson Mabey III, Director

/s/   J.D.H. Morgan                              Dated: 1/12/96
By: J.D.H. (David) Morgan, Director

/s/   Mark Dotson                                Dated: 1/12/96
By:  Mark Dotson, Director

                CENTURION MINES CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1995 AND 1994

                              C O N T E N T S



      Independent Auditors' Report.. . . . . . . . . . . . .  . F-3

      Consolidated Balance Sheets. . . . . . . . . . . . . . .. F-4

      Consolidated Statements of Operations.. . . . . . . . . ..F-6

      Consolidated Statements of Stockholders' Equity. .  . . . F-7

      Consolidated Statements of Cash Flows. . . . . . . . . . .F-10

      Notes to the Consolidated Statements. . . . . . . . . . . F-12

<AUDIT REPORT>

INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Centurion Mines Corporation and Subsidiaries
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Centurion Mines Corporation and Subsidiaries as of September 30, 1995 and 1994 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended September 30, 1995, 1994 and 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Centurion Mines Corporation and Subsidiaries as of September 30, 1995 and 1994 and the results of their operations and their cash flows for the years ended September 30, 1995, 1994 and 1993 in conformity with generally accepted accounting principles.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
December 15, 1995


</AUDIT REPORT>

CENTURION MINES CORPORATION AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 AND 1994

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
ASSETS
                                               September 30,
                                         1995             1994
CURRENT ASSETS
Cash                                      $   17,510      $   710,026
Accounts receivable                            5,000             -
Advances to related
 parties (Note 9)                            197,839           83,068
Prepaid mining leases                         89,747           99,674
Marketable securities
 (Note 6)                                       -                -

   Total Current Assets                      310,096          892,768

MINERAL PROPERTIES
 (Note 3)                                  7,974,092        7,380,822

PROPERTY AND EQUIPMENT
 (Note 2)
Furniture and office
  equipment                                  215,530          202,502
Field equipment                              314,513           75,543
Leasehold improvements                         8,845            2,480
Vehicles                                     100,220           92,027
Less - accumulated
depreciation and
 amortization                               (270,716)        (164,388)

Total Property and
 Equipment                                   368,392          208,164

OTHER ASSETS                                   5,890           11,046

TOTAL ASSETS                             $ 8,658,470      $ 8,492,800

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

LIABILITIES AND STOCKHOLDERS' EQUITY
                                             September 30,
                                         1995             1994
CURRENT LIABILITIES
Accounts payable                          $  216,649      $   104,697
Accrued expenses                              11,818          118,050
Payable to related
 party (Note 9)                                 -               7,131
Advances from
 shareholder (Note 9)                         33,400           25,719
Notes payable
 (Note 7)                                    100,000             -

Total Current
 Liabilities                                 361,867          255,597

MINORITY INTEREST IN
  CONSOLIDATED
  SUBSIDIARIES                                30,741          296,896

COMMITMENTS AND
 CONTINGENCIES
  (Notes 10, 11, and 12)                        -               -

STOCKHOLDERS' EQUITY
 Common stock, $.01
 par value; 30,000,000
 shares authorized,
 23,804,671 and
 22,157,921 shares
 issued and
 outstanding,
 respectively                                 238,047          221,579
Additional paid-in
 capital                                   17,045,090       14,400,348
Accumulated deficit                        (8,994,025)      (6,358,370)
Receivable related
 to sale of common
 stock                                        (23,250)        (323,250)

Total Stockholders'
 Equity                                     8,265,862        7,940,307

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                     $ 8,658,470      $ 8,492,800

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
                           For the Years Ended September 30,
                         1995           1994         1993
REVENUES
Operating revenue       $    -         $     -        $      -
   Total Revenues            -               -               -
OPERATING COSTS
General and
 administrative          1,737,027      2,079,381         992,311
General and
 administrative
 - related party
 (Note 9)                   39,849        262,333          47,462
Mineral leases             204,821        138,761         122,466
Depreciation and
 amortization              106,328         38,823          16,961
Total Operating
 Costs                   2,088,025         2,519,298    1,179,200
LOSS FROM
OPERATIONS              (2,088,025)      (2,519,298)   (1,179,200)
OTHER INCOME
 (EXPENSE)
 Interest and
 other income               29,956           48,856        21,682
Interest expense            (2,501)            (980)         (809)
Loss from dilution
of equity investment
in subsidiary                 -             (40,877)      (20,471)
Loss on investments
accounted for under
the equity method         (686,809)            -             -
Loss from
disposition
of assets                 (154,431)            -             -
Total Other
Income (Expense)          (813,785)           6,999           402
NET INCOME (LOSS)
BEFORE MINORITY
INTERESTS               (2,901,810)      (2,512,299)   (1,178,798)
MINORITY INTERESTS
IN LOSS OF
CONSOLIDATED
SUBSIDIARIES               266,155          139,509        36,285
NET INCOME(LOSS)        (2,635,655)      (2,372,790)   (1,142,513)
NET INCOME (LOSS)
PER COMMON SHARE        $     (.11)      $     (.12)   $     (.06)
WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING              23,266,388      20,480,292    17,661,641

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
                                                                                        Receivable
                                                                                        Related to
                       Common Stock             Additional    Accumu-       Deferred    Sale of
                       Shares                   Paid in       lated         Compen-     Common
                       Issued        Amount     Capital       Deficit       sation      Stock
Balance,
9/30/92                16,342,264    $163,423   $5,389,765    $(2,843,067)  $(17,095)   $(23,250)
Issuance of shares
 to employees,
 officers, and
 consultants for
 services at prices
 ranging from $.37
 to $3.31 per share       505,643       5,056      403,025           -          -           -

Issuance of shares
 for lease payments
 at $.69 per share          5,000          50        3,400           -          -           -

Issuance of shares
 for cash at prices
 ranging from $.50
 to $1.00 per share,
 including 260,000
 shares issued as
 payment for offering
 costs                  1,780,000      17,800    1,312,200           -          -           -

Issuance of shares
 to satisfy debt at
 prices ranging from
 $.37 to $1.00 per
 share                    335,069       3,351      174,643           -          -           -

Issuance of shares
 for purchase of
 mineral properties
 at prices ranging
 from $1.17 to $2.53
 per share                 66,661         667      127,095           -          -           -

Shares issued for
 purchase of purchase
 option agreement at
 prices ranging from
 $2.10 to $3.69 per
 share                     54,000         540      137,257           -          -           -

Issuance of shares
 to directors for
 compensation by
 subsidiary                  -           -          99,247           -          -           -

Amortization of
 deferred
 compensation                -           -            -              -        17,095        -

Net loss for the
 year ended 9/30/93          -           -            -        (1,142,513)      -           -

Balance, 9/30/93       19,088,637    $190,887   $7,646,632    $(3,985,580)  $   -       $(23,250)

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
                                                                                       Receivable
                                                                                       Related to
                      Common Stock             Additional    Accumu-       Deferred    Sale of
                      Shares                   Paid in       lated         Compen-     Common
                      Issued        Amount     Capital       Deficit       sation      Stock

Balance, 9/30/93       19,088,637    $190,887   $7,646,632    $(3,985,580)   $  -       $(23,250)

Issuance of shares
 to employees,
 officers and
 consultants for
 services at prices
 ranging from $1.42
 to $3.94 per share       118,350       1,183      327,476           -          -           -

Issuance of shares
 for directors fees
 at prices ranging
 from $1.63 to
 $4.13 per share           40,000         400       92,787           -          -           -

Issuance of shares
 for cash at prices
 ranging from $.50
 to $2.75 per share     2,641,000      26,410    5,058,600           -          -       (300,000)

Issuance of shares
 for purchase of
 mineral properties
 at prices ranging
 from $2.40 to $4.50
 per share                120,600       1,206      452,890           -          -           -

Issuance of shares
 for payment of a
 note at $2.34 per
 share                      8,534          85       19,915           -          -           -

Issuance of shares
 for the purchase
 of equity
 investments at
 prices ranging
 from $2.02 to
 $4.38 per share          140,800       1,408      802,048           -          -           -

Net loss for the
 year ended 9/30/94          -           -            -        (2,372,790)      -           -

Balance, 9/30/94       22,157,921    $221,579  $14,400,348    $(6,358,370)   $  -      $(323,250)

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
                                                                                        Receivable
                                                                                        Related to
                       Common Stock             Additional    Accumu-       Deferred   Sale of
                       Shares                   Paid in       lated         Compen-    Common
                       Issued        Amount     Capital       Deficit       sation     Stock
Balance, 9/30/94       22,157,921    $221,579   $14,400,348   $(6,358,370)  $   -      $(323,250)
Issuance of shares
 to employees,
 officers and
 consultants for
 services at prices
 ranging from $1.25
 to $2.25 per share       280,750       2,808       689,002          -          -           -

Issuance of shares
 for directors fees
 at prices ranging
 from $1.25 to
 $2.13 per share          143,000       1,430       201,870          -          -           -

Issuance of shares
 for cash at prices
 ranging from $1.07
 to $1.62 per share     1,110,000      11,100     1,555,900          -          -           -

Issuance of shares
 in lieu of
 outstanding debt
 at prices ranging
from $1.53 to $1.72
per share                   8,000          80        12,970          -          -           -

Issuance of shares
 for the purchase of
 equity investments
 at $1.77 per share       105,000       1,050       185,000          -          -           -

Stock subscription
 received                    -           -             -             -          -        300,000

Net loss for the year
 ended 9/30/95               -           -             -       (2,635,655)      -           -

Balance, 9/30/95       23,804,671    $238,047   $17,045,090   $(8,994,025)   $  -     $  (23,250)

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                       For the Years Ended September 30,
                                             1995              1994              1993
CASH FLOWS FROM OPERATING
ACTIVITIES
Net income (loss)                            $(2,635,655)      $(2,372,790)      $(1,142,513)
Adjustments to reconcile
net income (loss) to
net cash used in operating
activities:
 Compensation and other
 expenses paid through
 issuance of common stock                        691,810           328,659           206,101

Issuance of common stock
 to directors for
 compensation                                    203,300            93,187             99,247

Amortization of deferred
compensation                                        -                 -                17,095
Depreciation and
amortization                                     106,328            38,823             16,961

Minority interests                              (266,155)          112,744              2,434

Changes in assets and
 liabilities net of
 effect of acquisitions:
 Accounts receivable                              (5,000)          145,763            226,237

 Prepaid mining leases                             9,927           (19,229)           (50,573)
 Other assets                                      5,156            49,142               (329)
 Accounts payable                                125,002           (95,733)            90,886
 Accrued expenses                               (106,232)          118,050            (48,000)
 Net Cash Provided (Used)
 By Operating Activities                      (1,871,519)       (1,601,384)          (582,454)
CASH FLOWS FROM INVESTING
ACTIVITIES

Purchase of property
and equipment                                   (266,556)         (217,903)           (15,879)
Acquisition and exploration
 of mineral properties                          (307,220)       (1,555,156)          (345,063)
Cash paid for equity
 investments, net of
 cash acquired                                      -             (914,649)          (172,417)
Advances to related
 parties                                        (182,904)          (64,406)           (33,577)
Payments from related
 parties                                          68,133                25             30,855

Net Cash Provided
 (Used) by Investing
 Activities                                    $(688,547)      $(2,752,089)      $   (536,081)

CENTURION MINES CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                           For the Years Ended September 30,
                                             1995              1994              1993
CASH FLOWS FROM FINANCING
ACTIVITIES
Issuance of common
 stock for cash                              $1,867,000        $4,785,010         $ 1,330,000
Advances from shareholder                        33,400             9,490             104,000
Payments to shareholder                         (32,850)           (6,667)           (102,983)
Net Cash Provided (Used)
 by Financing Activities                      1,867,550         4,787,833           1,331,017
NET INCREASE (DECREASE)
IN CASH                                        (692,516)          434,360             212,482
CASH, BEGINNING OF
YEAR                                            710,026           275,666              63,184
CASH,END OF YEAR                             $   17,510        $  710,026         $   275,666
SUPPLEMENTAL DISCLOSURES
OF CASH FLOW INFORMATION:
Cash paid during the
year for:
 Income taxes                                $      700        $      800         $       100
 Interest                                    $    2,248        $      980         $       809


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:
During the year ended September 30, 1995, Centurion issued 8,000 shares of common stock valued at $13,050 in lieu of cash payments for outstanding debt. Centurion also issued 105,000 shares of common stock valued at $186,050 for equity positions in subsidiaries.
During the year ended September 30, 1994, Centurion issued 120,600 shares of common stock valued at $454,096 for the acquisition of mineral properties. Centurion also issued 8,534 shares of common stock valued at $20,000 in lieu of a cash payment on a note owed for the acquisition of mineral properties. In addition, Centurion issued 140,800 shares of common stock valued at $803,456 for equity positions in subsidiaries.
During the year ended September 30, 1993, Centurion issued 25,000 shares of common stock valued at $29,219 and paid $25,700 for 4,408,000 shares of Tintic Coalition Mines Corporation's common stock (see Note 5).
During the year ended September 30, 1993, Centurion issued 41,661 shares of common stock valued at $98,543 for mineral properties. In addition, Centurion issued 54,000 shares of common stock valued at $137,797 for an option to purchase mineral properties and 117,700 shares valued at $265,384 in lieu of a cash payment for capitalized exploration services.
During the year ended September 30, 1993, $118,040 of payables to related parties were converted into 322,600 shares of common stock of Centurion.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements September 30, 1995 and 1994
NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS
Centurion Mines Corporation (" Centurion") was incorporated on June 21, 1984 under the laws of the State of Utah. Centurion and its subsidiaries (collectively the "Company") operate as a mineral resource company actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper and other metals. The Company conducts its business as a "junior" natural resource company, meaning that it intends to receive income from property sales or joint ventures with larger companies.
A majority of the $7,974,092 of mineral properties included in the accompanying consolidated balance sheet as of September 30, 1995 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependant upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.
The Company has incurred operating losses from inception to date and as of September 30, 1995 has an accumulated deficit of $8,994,025. During the year ended September 30, 1995, the Company's operations used $1,871,519 of cash and the Company used $688,547 of cash in investing activities. The Company's cash was provided from the sale of 1,110,000 shares of common stock for $1,567,000. Management expects that the Company's cash expenditures for the fiscal year ended September 30, 1996 will consist of the following:
$500,000 for exploration activities, $380,000 for production related activities, $100,000 for acquisition of mineral properties, $220,000 for property lease payments, and $1,800,000 for general and administrative expenses. Management also expects that the Company's cash receipts for the fiscal year ended September 30, 1996 will consist of the following: $100,000 from the sale of properties, $1,000,000 of production income, $1,200,000 from the partial liquidation of Centurion's ownership in Royal Silver Mines, Inc. stock, and $500,000 from joint venture partners. In addition
1) at September 30, 1995, the Company had a working capital deficit of $51,771; 2) the Company is currently negotiating to sell additional properties and contemplates financing further exploration of its mineral properties through joint venture arrangements. However, if the Company is not successful in raising additional equity capital, is not able to sell some of its mineral properties, or is not able to negotiate joint venture arrangements, the Company will reduce the level of expenditures to match its cash flow position.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Centurion and its subsidiaries, Centurion Exploration Incorporated ("CEI"), Dotson Exploration Company ("DEC") and Mazama Gold Corporation ("Mazama"), wholly-owned subsidiaries; Mammoth Mining Company ("MMC") , an 81.8 percent-owned subsidiary; The Gold Chain Mining Company ("GCMN"), a 61.1 percent-owned subsidiary; Opohongo Mining Company ("OMC"), a 53.0 percent-owned subsidiary before dissolution; Cleveland Mining Company ("CMC"), a 66.3 percent-owned subsidiary before dissolution; and Tintic Coalition Mines Corporation ("TCM"), an 80 percent-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation. Centurion acquired its interests in CMC, MMC, GCMN, and DEC during the year ended September 30, 1994. Centurion acquired its interests in CEI and TCM during the year ended September 30, 1993. The interest in Mazama was acquired during the year ended September 30, 1992 (see Note 5). OMC and CMC were statutorily dissolved at the end of September 1995. The minority shares were redeemed and the remaining assets, primarily mineral properties, were transferred to Centurion Mines Corporation.

a. Mineral Properties

Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mining mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are assessed at least annually to determine if a property has been disproved or should be abandoned based on other economic factors. The assessment is based on the Company's evaluation of the geological information gathered on the property and management's evaluation of the property's future expectation of profitability. Should a property be disproved or abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the remaining claims within the project area.

b. Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized, while minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

Description                  Useful Lives
Furniture and equipment      5 years
Field equipment              5 years
Leasehold improvements       Life of lease
Vehicles                     5 years

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.  Capitalized Interest

Interest costs that relate to the acquisition and development of mining properties that are not in production are capitalized. Interest costs related to operations are expensed as incurred. During the years ended September 30, 1995, 1994, and 1993, the Company capitalized $0, $0 and $0, respectively, of interest costs to mineral properties and expensed $2,501, $980, and $809, respectively.

d. Reclassification

Certain reclassifications have been made to the September 30, 1993 and 1994 consolidated financial statements in order to conform to the September 30, 1995 presentation.

e. Net Income (Loss) Per Common Share

Net income (loss) per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock options and other common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding for the years ended September 30, 1995, 1994 and 1993 since they were antidilutive. No material dilution resulted from common stock equivalents outstanding for the year ended September 30, 1995.

NOTE 3-MINERAL PROPERTIES

The following summarizes the Company's investments in significant mineral properties as of September 30, 1995 and 1994 and briefly describes the properties and activity related to each property.

                              1995           1994
Utah Gold Belt Properties     $  253,377     $  813,484
Tintic Districts               6,128,745      5,553,843
Kings Canyon Project             130,605         91,419
Mazama Property                -                209,032
Dotson Property                  767,698        314,925
Other                            693,667        398,119
TOTAL                         $7,974,092     $7,380,822

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 3-MINERAL PROPERTIES (Continued)

a. Utah Gold Belt Properties

The Utah Gold Belt is a major mineralized structural zone in the Oquirrh Mountain range situated on the west side of the Salt Lake Valley which has been a major producer of copper, gold, and silver. The Company has mineral rights to approximately 33 acres of land. During the fiscal year ended September 30, 1992, the Company sold a portion of its Utah Gold Belt properties to Kennecott Utah Copper Corporation ("Kennecott Copper") and retained mineral royalties on the properties ranging from 2.5 to 5 percent. One of the properties sold to Kennecott Copper, known as Barney's Canyon South, is currently under development by Kennecott Copper.

The Company's investment in these properties decreased during the year ended September 30, 1995 since the Company's ownership interest in Royal Silver Mines, Inc. decreased to 21% at September 30, 1995 causing it to no longer be a consolidated subsidiary of the Company (See Note 5). Royal Silver Mines, Inc. holds properties at the Utah Gold Belt.

During the years ended September 30, 1995, 1994 and 1993, the
Company expended $581, $6,672 and $244,730, respectively, on exploration of these properties.

b. Tintic Districts

The Main Tintic project covers approximately 20,460 acres of land which are held in a combination of forms, including private mining leases, state mineral leases, and unpatented mining claims situated approximately 70 miles southwest of Salt Lake City, Utah. The area includes various historic mines which produced large amounts of gold, silver and other metals. The project area contains several zones of known gold mineralization that were not explored or developed by the early miners. Centurion's current targets on the Main Tintic project include breccia-pipe deposits of gold, silver, and copper. During the year ended September 30, 1993, the Company transferred approximately 5,791 acres in the Tintic Districts to a joint venture with Kennecott (see Note 4).

During the years ended September 30, 1995, 1994 and 1993, the Company expended $542,802, $2,768,482 and $847,444, respectively, on exploration and development of these properties. The Company expended $32,100, $358,610 and $65,715 on acquisition of additional properties in the Tintic Districts during fiscal years 1995, 1994 and 1993, respectively. As explained in Note 4, the Company reduced its basis in the properties for $150,000 of advance royalties.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 3-MINERAL PROPERTIES (Continued)

c. Kings Canyon Project

The Kings Canyon project includes approximately 18,315 acres of unpatented lode mining claims and state mineral leases situated in the Confusion Mountain Range of West-Central Utah, about 60 miles west of Delta, Utah. This project represents a newly discovered district of precious metal mineralization, with evidence for economic gold deposits over a 50 square mile area. Exploration efforts to date have delineated a substantial gold resource. Future production royalties on approximately 75 percent of the acreage will be four percent of gold and silver taken in kind and four percent of net smelter returns on all other metals. On the remaining acreage the Company will receive production royalties ranging from one to four percent.

During the years ended September 30, 1995, 1994 and 1993, the
Company expended $39,186, $33,119 and $21,981, respectively, on exploration related to the project.

d. Mazama Property

The Mazama property contains a quartz diorite-hosted porphyry copper deposit with associated gold mineralization. The Mazama property included approximately 1,720 acres of contiguous unpatented lode mining claims in Okanogan County of North Central Washington. The property was entirely abandoned during the year ended September 30, 1995.

During the years ended September 30, 1995, 1994 and 1993, the
Company expended $0, $34,472 and $11,000, respectively, on exploration of the property.

e. Dotson Property

The Dotson property consists of approximately 5,600 acres of patented and unpatented mining claims in Millard County, Utah.
The claims have proven copper deposits.

During the years ended September 30, 1995, 1994, and 1993, the
Company expended $452,773, $267,377 and $47,548, respectively, on exploration of these claims.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 4-JOINT VENTURE AGREEMENTS

On July 15, 1993, Centurion formed CEI as a wholly-owned subsidiary for the purpose of participating in a joint venture agreement with Kennecott. Centurion transferred certain mineral properties to CEI at its historical cost basis.

On July 30, 1993, CEI entered into a joint venture agreement with Kennecott and contributed its interest in approximately
5,791 acres in the Tintic Districts to the joint venture. The venture was dissolved in 1994 and 100% control of the properties was returned to CEI.

NOTE 5-INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES

The following describes the specific transactions and activity related to each of the consolidated subsidiaries as of September 30, 1995 and 1994.

a. Royal Silver Mines, Inc

During the year ended September 30, 1993, Royal Silver Mines, Inc. ("RSM") issued 400,000 shares of common stock to directors for compensation (see Note 11). The issuance of shares of common stock decreased Centurion's ownership interest in RSM from 82.3 percent to 77.9 percent resulting in a loss of $20,471 to the Company. The loss is included in the accompanying fiscal year 1993 statement of operations as loss from dilution of equity investment in subsidiary. On May 15, 1993, Centurion purchased 170,000 shares of RSM'S outstanding common stock from Dr. Spenst Hansen, Centurion's Chief Executive Officer, for $85,000 which increased the Company's ownership interest in RSM'S outstanding common stock to 80 percent. During the year ended September 30, 1995, RSM issued 4,143,750 shares of common stock in a stock for stock acquisition which decreased Centurion's ownership interest in RSM from 80 percent to 21 percent resulting in a loss of $686,809 to the Company. The loss is included in the accompanying fiscal year 1995 statement of operations as loss on investments accounted for under the equity method. The investment in RSM is recorded using the equity method of accounting since Centurion's ownership decreased to 21 percent at September 30, 1995.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 5-INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES
(Continued)

b. Mazama Gold Corporation

Mazama was incorporated on June 4, 1991 for the purpose of acquiring, exploring and developing mineral properties in the Okanogan, Washington area. The original capital investment of $1,000 was provided by Dr. Spenst Hansen and the original 1,000 shares of stock were issued to him. During fiscal years 1991 and 1992, Centurion loaned funds to Mazama to finance its acquisition and exploration of mineral properties in Washington. As of September 30, 1992, Centurion had loaned $150,603 to Mazama. Effective September 30, 1992, Centurion converted $150,000 of its loan to Mazama to a 99.3 percent equity investment. The acquisition was accounted for as a purchase and the financial statements of Mazama have been included in the accompanying consolidated financial statements since the acquisition date. The purchase price has been allocated to the assets of Mazama based on their historical net book value. Dr. Hansen's original intent was to incorporate Mazama on behalf of Centurion.

Therefore, to complete the organization of Mazama as a 100 percent owned subsidiary of Centurion, during October 1992, Dr. Hansen assigned to Centurion the Mazama shares originally issued in his name for reimbursement of the original capital investment of $1,000. The Company is currently inactive.

c. Tintic Coalition Mines Corporation

TCM was incorporated on April 27, 1993 for the purpose of acquiring, exploring and developing mineral properties in the southern portion of the Tintic Mining District. The original capital investment of $1,020 was principally provided by Dr. Spenst Hansen and 102,000 shares of stock were issued.

During April 1993, Centurion acquired a partial interest in 680 acres of mineral property by issuing 25,000 shares of common stock, valued at $25,000, and paying $14,965 in cash. On May 12, 1993, Centurion exchanged its interest in the mineral property for 3,996,450 shares of common stock of TCM. Also, on May 12, 1993, TCM agreed to exchange 1,000,000 shares of its common stock for the remaining interest in the 680 acres of mineral property. On June 23, 1993, Centurion acquired an additional 411,550 shares of TCM's common stock for $8,231 in cash to increase Centurion's ownership interest in TCM to 80 percent. The 411,550 shares were acquired at an increased price because TCM now owned property. In addition, the Company incurred direct costs of $2,505 in connection with these transactions which have been included in Centurion's investment in TCM.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 5-INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES
(Continued)

d. Godiva Mining and Milling Co.

During June, July and August 1993, Centurion entered into investment agreements with various shareholders of Godiva Mining and Milling Company ("GMMC"). Under the agreements, Centurion purchased 406,510 shares of GMMC'S outstanding common stock for $54,967. The 406,510 shares acquired represented approximately
47.5 percent of GMMC's then outstanding stock. This investment has been accounted for using the equity method and is included in other assets in the accompanying balance sheet. During September of 1994, Centurion purchased the land assets of GMMC at its appraised fair market value, and on September 30, 1994, the outstanding shares were redeemed for their cash value and GMMC was subsequently dissolved.

e.  Showers Standard Mining Company

During July 1993, Centurion entered into investment agreements with various shareholders of SSM. Under the agreements, Centurion purchased 289,104 shares of SSM's outstanding common stock for $19,370. The 289,104 shares acquired represented approximately
84.7 percent of SSM's then outstanding stock. The acquisition has been accounted for as a purchase and the purchase price has been allocated to the assets of SSM, which include cash and mineral properties, based on their estimated respective fair values.

The accompanying consolidated financial statements include the operations of SSM for the entire year ended September 30, 1993. The preacquisition loss of approximately $600 has been deducted and included in minority interests in income of consolidated subsidiaries. During September of 1994, Centurion purchased the land assets of SSM at its appraised fair market value, and on September 30,1994, the outstanding shares were redeemed for their cash value and SSM was subsequently dissolved.

f. Mammoth Mining Company and its Subsidiaries

In May of 1994, Centurion purchased Jefferson Pacific Corp.
(JPC), which owned 58.6 percent of Mammoth Mining Company. In the following months, Centurion purchased additional shares of MMC from its shareholders, bringing Centurion's ownership of MMC to
72.9 percent by September 30, 1994 and to 81.8 percent by September 30, 1995.

MMC has land and lease ownership in the Tintic Mining District. It also has ownership in three subsidiary companies. These companies are: The Gold Chain Mining Company, Cleveland Mining Company, and Opohongo Mining Company. MMC's ownership in these companies at September 30, 1994 was 59.9 percent , 66.3 percent and 53.0 percent, respectively. Two of these subsidiaries were dissolved prior to September 30, 1995. MMC's ownership in The Gold Chain Mining Company, the remaining subsidiary at September 30, 1995, is 61.1 percent.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 5-INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES
(Continued)

f. Mammoth Mining Company and its Subsidiaries (Continued)

In September 1994, the board of directors of both Cleveland Mining Company and Opohongo Mining Company transferred the assets of these companies to MMC. Both of these companies were then dissolved as of September 30, 1994. This action was deemed necessary by each company's board in response to incomplete shareholders lists and small land holdings.


g. Dotson Exploration Company

On February 9, 1994, Centurion entered into an agreement to purchase 41,000 shares of Dotson Exploration Company, (DEC), from Mark Dotson, the sole shareholder, for $350,000. These shares gave Centurion 51 percent ownership of DEC. According to the original agreement, Centurion was given the ability to convert dollars spent on the development of DEC properties and leases at a rate of $12 for each share. By September 30, 1994, DEC had issued an additional 32,667 shares of its stock, giving Centurion a total of 64.8 percent ownership in DEC. During the year ended September 30, 1995, Centurion issued 105,000 shares of common stock at $1.77 per share to acquire the remaining outstanding shares of DEC making it a 100 percent owned subsidiary of Centurion at September 30, 1995.

Dotson Exploration Company has land and lease ownership in the Milford, Utah Mining District. Exploration activities by
Centurion on these properties have confirmed the appearance of copper ore reserves.

h. Centurion Exploration Incorporated

On July 15, 1993, Centurion formed CEI as a wholly-owned subsidiary for the purpose of participating in a joint venture agreement with Kennecott. Centurion transferred certain mineral properties to CEI at its historical cost basis (Note 4). The corporation now provides personnel to the Company (other than management personnel).

NOTE 6-MARKETABLE SECURITIES

The Company currently owns 1,664,267 shares of Royal Silver Mines, Inc. common stock, a related company, which is approximately 21% of the total outstanding shares at September 30, 1995. The Company carries these marketable securities at the lower of cost or market value of $0 at September 30, 1995.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 7-NOTES PAYABLE

On April 15, 1994, DEC entered into an agreement whereby it acquired all of the rights, title and interests in various patented mining claims in the Beaver Lake Mining District in Beaver County, Utah. The original terms of the note was $200,000 without interest, payable in $25,000 quarterly increments. As of September 30, 1995, $100,000 of the total amount remained outstanding.

NOTE 8-INCOME TAXES

As of September 30, 1995, the Company had net operating loss carryforwards available to offset future taxable income of approximately $8,400,000. For federal income tax purposes, only a portion of the tax net operating loss can be utilized in any given year if the company which generated the loss has had a more than 50 percent change in ownership or if such a change occurs in the future as defined in the Internal Revenue Code.

The following summarizes the periods for which the net operating loss carryforwards will be available.

  Expiration Date
  2000               $   63,000
  2001                  154,000
  2002                  213,000
  2003                  378,000
  2004                  495,000
  2005                  781,000
  2006                  549,000
  2007                1,146,000
  2008                2,021,000
  2009                2,600,000

  TOTAL              $8,400,000

NOTE 9-RELATED PARTY TRANSACTIONS

The Company paid compensation to officers, directors and others and reimbursed officers for expenses incurred on behalf of the Company by issuing, on certain occasions, restricted shares of its common stock. The value of the restricted shares issued as compensation has been recorded at 85 percent of the quoted market value of the trading common stock on the date the shares were issued or expenses were reimbursed.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994

NOTE 9-RELATED PARTY TRANSACTIONS (Continued)

Officers and directors of the Company were issued common stock and notes as reimbursement for cash advances and expenses incurred on behalf of the Company and compensation as follows:

                                                      Year Ended September 30,
                                             1995              1994              1993
Reimbursements

10 percent demand
notes issued                                 $ -0-             $  -0-            $  -0-

Value of common
shares issued                                  -0-                -0-              92,994

Total
reimbursements                               $ -0-             $  -0-            $ 92,994

Number of shares
issued                                         -0-                -0-             250,069

                                                      Year Ended September 30,
                                             1995              1994              1993
Compensation
Value of common
shares issued                                $203,300          $ 129,811         $224,771

Number of shares
issued                                        143,000             54,750          190,863

The Company has rented certain geological equipment from a sole proprietorship owned and operated by an officer, director and principal shareholder of the Company. The equipment was rented on a day-to-day basis. Payment for the use of the equipment was made with cash and stock as described above and amounted to $0, $24,218 and $111,757 during the years ended September 30, 1995, 1994 and 1993, respectively.

A corporation that is owned by an officer, director and principal shareholder of the Company provided personnel to the Company (other than management personnel) up through September 30, 1994. Total cash and stock payments to this corporation were $0, $238,115 and $120,844 during the years ended September 30, 1995, 1994 and 1993, respectively.

The Company made non-interest bearing advances to shareholders, companies and joint ventures whose shareholders and officers are also shareholders and officers of the Company. As of September 30, 1995, and 1994, $197,839 and $83,068, respectively, was due to the Company as a result of these advances.

The Company also has received advances from an officer, director, and principal shareholder of the Company in order to pay minimal operating expenses. As of September 30, 1995 and 1994, $33,400 and $25,719, respectively, was due from the Company as a result of these advances. As of September 30, 1995 and 1994, $0 and $7,131, respectively, was due to other related parties as a result of operating expense advances.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994

NOTE 10-COMMITMENTS AND CONTINGENCIES

a. Cancelable Mineral Leases and Royalty Agreements

The Company has entered into various cancelable mining leases and royalty agreements as a lessee. Future minimum lease and royalty payments under the Company's current agreements will be approximately $225,000 annually. In addition to the lease payments required above, certain leases also have minimum work requirements of approximately $150,000 each year. Certain leases also have provisions allowing the Company to purchase all rights to the properties thereby reducing future commitments for royalty payments.

The leases have original terms of 3 to 20 years and are cancelable at the Company's option at any time, which would terminate any future lease payments or work commitments. The lease agreements also provide that the lease will remain in effect as long as exploration or development is being conducted with reasonable diligence or production continues in commercial quantities. Most of the above agreements also have provisions for additional royalty payments based on "net smelter returns" or gross revenues from mineral sales. These royalties range from 2 to 8 percent and are applicable only after production and sales have begun. Minimum annual royalty payments previously paid will be deducted from the additional royalty payments.

b. Noncancelable Operating Leases

The Company occupies its facilities and uses certain other equipment under noncancelable operating leases and monthly rentals. These leases expire during fiscal years 1997 through 1998. Minimum future rentals to be paid under these arrangements will amount to approximately $42,300 for leases and $3,300 for rentals for the year ending September 30, 1996. Rent expense for the years ended September 30, 1995, 1994 and 1993 was approximately $45,500, $54,000 and $41,000, respectively.

c. Consulting Agreement

Centurion has entered into an agreement with a consultant whereby Centurion has agreed to pay a base annual salary of $75,000, plus certain benefits, for assistance with investor relations and business development. The consultant previously served as an officer of Centurion and is currently an officer of Tintic Coalition. Centurion's Board of Directors may also authorize bonuses on an ad hoc basis. In the event of termination, other than for cause, within specified periods before and after a change in control, as defined in the agreement, Centurion will pay a lump sum severance benefit equal to three times the base salary. The consultant has agreed to accept shares of Centurion's common stock in lieu of cash payments, or to accrue his compensation under the agreement if Centurion's cash position is not sufficient to provide for the payments. This consulting agreement expires October 1, 1996.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 10-COMMITMENTS AND CONTINGENCIES (Continued)

d. Pending Litigation

The Company is listed as the defendant in a case brought in the District Court of the Third Judicial District in Tooele County for an alleged breach of contract on a lease agreement. The Company intends to contest the case vigorously and believes that there is only a very small likelihood of a significant unfavorable outcome. Therefore, no adjustment has been made in the financial statements to reflect the uncertainty.

NOTE 11-COMMON STOCK AND OPTIONS

a. Stock Option and Stock Award Plan

On April 19, 1991, Centurion's shareholders approved the 1991 Stock Option and Stock Award Plan (the Plan). The purpose of the Plan is to enable Centurion to attract and retain experienced and able directors, officers and employees. The Plan will provide incentives to directors, officers and employees to extend their best efforts for the Company and its shareholders. Under the provisions of the Plan, the Board of Directors may grant incentive stock options or stock awards only to eligible directors, officers or employees. The shareholders have approved 1,500,000 shares of stock to be issued and administered under the Plan and the Company has filed a Form S-8 registration statement and amendments covering the 1,500,000 shares. As of September 30, 1995, 798,397 shares of common stock have been awarded under the Plan.

b. Stock Options and Warrants

During 1993 and 1994, Centurion granted options to its directors, chief executive officer and a key consultant to purchase an aggregate of 560,000 shares of common stock at $1.50 per share, the fair market value of the Company's common stock on the grant date. As of September 30, 1995, options to purchase 305,000 shares of common stock remained exercisable. The options are exercisable through April 1, 1996, or six months after the option holder ceases to be a director, officer or consultant to the Company. Due to the non-reelection of one of the Company's directors, 20,000 of the options were forfeited during fiscal year 1994.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 11-COMMON STOCK AND OPTIONS (Continued)

b.  Stock Options and Warrants (Continued)

Stock option activity for the years ended September 30, 1993,
1994, and 1995 consisted of the following:
                                             Number         Price
                                             of Shares      per Share
Outstanding at
September 30, 1992                              -           $     -

Granted during
the year                                     560,000             1.50
                                            --------        ---------
Outstanding at
September 30, 1993                           560,000             1.50

Exercised during
the year                                     (25,000)            1.50

Forfeited during
the year                                     (20,000)            -
                                            ---------       ---------
Outstanding at
September 30, 1994                           515,000             1.50

Exercised during
the year                                    (210,000)            1.50
                                            ---------       ---------
Outstanding at
September 30, 1995                           305,000        $    1.50
                                            _________       _________
                                            ---------       ---------

c.  Private Placements

Centurion's Board of Directors has, from time to time, authorized private placements of restricted shares of Centurion's common stock. During fiscal year 1993, Centurion sold 1,780,000 shares of common stock to individual investors for $1,330,000 at prices ranging from $.50 to $1.00 per share. During fiscal year 1994, Centurion sold 2,641,000 shares of common stock to individual investors for $5,085,010 at prices ranging from $.50 to $2.75 per share. During fiscal year 1995, Centurion sold 1,110,000 shares of common stock to individual investors for $1,567,000 at prices ranging from $1.25 to $1.62 per share.

The Company agreed to file a registration statement with the Securities and Exchange Commission within certain specified periods to permit these shares to be freely traded (see Note
12).

d.  Common Stock Issuances

During the years ended September 30, 1995, 1994, and 1993, Centurion has issued restricted shares of common stock to employees, officers and consultants for services provided.
The shares issued have been valued based on other issuances of restricted shares for cash during the periods.

CENTURION MINES CORPORATION AND SUBSIDIARIES
Notes to the Consolidated Statements
September 30, 1995 and 1994


NOTE 12-REGISTRATION STATEMENT

During the year ended September 30, 1993, the Company, in connection with a private placement of its common stock, entered into agreements with 14 shareholders to file a registration statement covering 580,000 shares of its common stock within certain specified periods. The first period ended March 8, 1993 and the last period ended September 29, 1993. On January 13, 1994, the Company filed the registration statement. One shareholder filed legal proceedings against the Company for alleged damages that he claimed to have suffered resulting from the alleged late registration. The suit was later settled subsequent to September 30, 1995.

NOTE 13 - SUBSEQUENT EVENTS

Subsequent to September 30,1995, the following events have occurred.

1- An officer and shareholder of the Company exercised 90,000 stock options at $1.50 per option on December 5, 1995 for $135,000 cash.

2- The Company granted options to purchase 250,000 shares of common stock to each of the Company's directors at $2.25 per share. The Company also granted an option to purchase 500,000 shares of common stock to its CEO at $2.25. These options all expire on October 6, 2000. The $2.25 option price is 50% above the current stock bid price of $1.50 and are listed as "out-of-the-money" incentive stock options.

<AUDIT REPORT>
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES



To Centurion Mines Corporation:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Centurion Mines Corporation and subsidiaries included in this Form 10-K, and have issued our report thereon dated December 15, 1995. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the realizability of the Company's investment in mineral properties. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedules V and VI are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Jones, Jensen & Company

Salt Lake City, Utah
December 15, 1995

</AUDIT REPORT>

CENTURION MINES CORPORATION AND SUBSIDIARIES
SCHEDULE V - PROPERTY AND EQUIPMENT
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                        Balance at                                         Balance
                                        Beginning          Additions                       at End
                                        of Year            at Cost        Retirements      of Year
Year ended
 September 30, 1995:
Mineral Properties                      $ 7,380,822       $   593,270     $    -           $ 7,974,092

Furniture, equipment                        278,045           256,821     $  (4,823)           530,043
Leasehold improvements                        2,480             6,365          -                 8,845
Vehicles                                     92,027             8,193          -               100,220

 Total                                  $   372,552       $   271,379     $  (4,823)       $   639,108

Year ended
 September 30, 1994:
Mineral Properties                      $ 3,551,329       $ 3,829,493     $    -           $ 7,380,822
  Furniture, equipment                      135,346           144,113        (1,414)           278,045
Leasehold improvements                        2,480              -                -              2,480
Vehicles                                     18,237            73,790              -            92,027

Total                                   $   156,063       $   217,903     $  (1,414)       $   372,552

Year ended
September 30, 1993:
Mineral Properties                      $ 2,439,803       $ 1,211,526     $(100,000)<F1>   $ 2,551,329
  Furniture, equipment                      126,634             8,712          -               135,346
Leasehold improvements                       41,323             2,480       (41,323)             2,480
Vehicles                                     13,550             4,687          -                18,237

Total                                      $181,507           $15,879     $ (41,323)       $   156,063

<F1>   Represents repaid royalties received during the year ended September 30, 1993 which were accounted for on the cost recovery method.

/TABLE

CENTURION MINES CORPORATION AND SUBSIDIARIES
SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION
AND AMORTIZATION OF PROPERTY AND EQUIPMENT
FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993


                                             Additions
                            Balance at       Charged to                    Balance
                            Beginning        Costs and                     at End
                            of Year          Expenses     Retirements     of Year
Year ended
 September 30, 1995:
  Furniture and equipment    $ 137,238       $  84,666    $    -           $ 221,904
  Leasehold improvements         2,396           4,328         -               6,724
  Vehicles                      24,754          17,334         -              42,088

       Total                 $ 164,388       $ 106,328    $    -           $ 270,716

Year ended
 September 30, 1994:
  Furniture and equipment    $ 112,153       $  26,499    $  (1,414)       $ 137,238
  Leasehold improvements         1,198           1,198         -               2,396
  Vehicles                      13,628          11,126         -              24,754

       Total                 $ 126,979       $  38,823    $  (1,414)       $ 164,388

Year ended
 September 30, 1993:
  Furniture and equipment    $  97,823       $  14,330    $    -           $ 112,153
  Leasehold improvements        41,323           1,198      (41,323)           1,198
  Vehicles                      12,195           1,433         -              13,628

       Total                 $ 151,341       $  16,961    $ (41,323)       $ 126,979