Form 10-Q
period 1995-12-31
CENTURION MINES CORP
filed 1996-02-12
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

                    FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d)

     OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE QUARTERLY PERIOD ENDED:
               December 31, 1995

                    OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM
           N/A     TO     _______________

Commission File Number: 0-17048


     CENTURION MINES CORPORATION
    (Exact name of registrant as
      specified in its charter)

               UTAH
  (State or other jurisdiction of
   Incorporation or organization)

                87-042904
  (I.R.S. Employer Identification No.)

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

       Yes   X             No  ____

 The number of shares outstanding at December 31, 1995:
     24,057,321 shares

          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION
        (Hereinafter referred to as Registrant or Company)

     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of December 31, 1995, and September 30, 1995, and the results of operations and cash flows for each of the three months ended December 31, 1995, and 1994, in conformance with generally accepted accounting principles.

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

     CENTURION MINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                             As of          As of
                                   December       September
                                   31, 1995       30, 1995

CURRENT ASSETS:
     Cash                           $ 40,728         $ 17,510
     Accounts receivable               5,000            5,000
     Advances to related
        parties                      183,365          197,839
     Prepaid expenses                 63,616           89,747
     Marketable securities
        (Note 3)                          --               --

        Total current assets         292,709          310,096

MINERAL PROPERTIES                 8,056,963        7,974,092

PROPERTY AND EQUIPMENT:
   Leasehold improvements              8,845            8,845
   Furniture and equipment           215,796          215,530
   Vehicles                          100,220          100,220
   Field Equipment                   322,734          314,512
     Less:  Accumulated
        depreciation and
        amortization                (300,200)        (270,716)

   Total property and
        equipment                    347,395          368,391


OTHER ASSETS
    Deposits                           4,453            4,453
    Other assets                       1,438            1,438

   Total other assets                  5,891            5,891

   TOTAL ASSETS                   $8,702,958       $8,658,470


The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these condensed consolidated statements.


   CENTURION MINES CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                   As of          As of
                                   December       September
                                   31, 1995       30, 1995
CURRENT LIABILITIES:
   Accounts payable                 $173,918         $216,649
   Accrued compensation
        payable                       13,097           11,818
   Payable to related party               --               --
   Advances from shareholder          38,314           33,400
     Short-term Note payable          91,000          100,000

        Total current
            liabilities              316,329          361,867

MINORITY INTERESTS IN
      CONSOLIDATED SUBSIDIARIES       30,405           30,741

SHAREHOLDERS EQUITY:
   Common stock - $.01 par
     value; 30,000,000 shares
     authorized; 24,057,321
     and 23,804,671 shares
     issued and outstanding,
     respectively                    240,573          238,047
   Additional paid-in capital     17,570,561       17,045,090
   Accumulated deficit            (9,431,660)      (8,994,025)
   Receivable related to sale
     of common stock                 (23,250)         (23,250)

        Total shareholders'
            equity                 8,386,629         8,265,862

TOTAL LIABILITIES AND
   SHAREHOLDER'S EQUITY           $8,702,958        $8,658,470

                                          -4-

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these condensed consolidated statements.


   CENTURION MINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS
OF OPERATIONS
   (Unaudited)
                                          Three Months Ended
                                              December 31,
                                        1995              1994
REVENUES:
     Management and
      consulting fees                 $7,500               $--

        Total revenues                 7,500                --


OPERATING EXPENSES:
     General and administrative      406,818           431,786
     Cost of Properties
       Abandoned                          --                --

     Mineral leases                   75,672            33,067
     Depreciation and
       amortization                   29,484             7,927


        Total operating expenses     511,974           472,780

OTHER INCOME (EXPENSE):
     Other income                      3,196             8,072

     Interest expense                   (675)             (239)
     Gain on Sale of Assets           64,318                --

          Total other income          66,839             7,833

LOSS FROM OPERATIONS                (437,635)         (464,947)
LOSS FROM DILUTION OF EQUITY
   INVESTMENT IN SUBSIDIARY               --                --

LOSS BEFORE MINORITY INTERESTS      (437,635)         (464,947)

MINORITY INTERESTS IN LOSS
   (INCOME) OF CONSOLIDATED
   SUBSIDIARIES                          336            17,757

NET LOSS                            (437,299)         (447,190)

NET LOSS PER COMMON SHARE:
 (Note 2)                         $     (.02)       $     (.02)

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING             23,984,551        22,494,749

                                          -5-

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part
of these condensed consolidated statements.


   CENTURION MINES CORPORATION

CONDENSED CONSOLIDATED STATEMENTS
OF CASH FLOWS
(Unaudited)
Increase (Decrease) in Cash



                                         Three Months Ended
                                             December 31
                                       1995          1994
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss                            $(437,635)    $(447,190)
   Adjustments to reconcile
     net loss to net cash used in
     operating activities:
        Compensation and other
         expenses paid through
        issuance of common stock         257,974       150,007
         Depreciation and
         amortization                     29,484         7,927
   Minority interests                       (336)      189,064
   Change in assets and
      liabilities:
       Accounts receivable                    --       295,000
      Receivable from related party       14,474           867
      Prepaid expenses                    26,130        34,015
      Mineral properties                 (82,870)     (549,929)
      Deposits                                --       (29,720)
      Accounts payable                   (51,732)      171,079
      Payable to related party                --        (7,131)
      Accrued compensation payable         1,279            --
      Advances from shareholders           4,915            --
         Cash used in operating
            activities                  (238,317)     (186,011)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and
      equipment                           (8,488)     (229,070)


         Net cash used in investing
            activities                    (8,488)     (229,070)

 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash     270,023       807,500

         Net cash provided by
           financing activities          270,023       807,500

NET INCREASE (DECREASE) IN CASH           23,218       392,419

CASH, BEGINNING OF PERIOD                 17,510       710,026

CASH, END OF PERIOD                      $40,728    $1,102,445

                                  -6-

The accompanying Notes to Condensed Consolidated Financial
Statements are an integral part of these condensed consolidated statements.

CENTURION MINES CORPORATION

Condensed Consolidated Statements of Cash Flows
- Continued


Supplemental disclosure of noncash investing and financing activities:

During the three months ended December 31, 1995, the Company:

   issued 49,550 shares of common stock valued at $81,318 for services of employees and contractors.

   issued 13,000 shares of common stock valued at $20,800 for promotional services.

The accompanying Notes to Condensed Consolidated
Financial Statements are an integral part of these condensed consolidated statements.

CENTURION MINES CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1995

(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange Commission pertaining to Form
10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

(2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

(3) The Company carries its marketable securities at the lower of cost or market value:

Royal Silver Mines, Inc.    COST           FMV
                            $-0-    $4,110,668

FMV is based on the closing or average price of Royal common stock of $2.50 per share on January 2, 1996, the first trading following the quarter ended December
31, 1995.

The accompanying Notes to Condensed Consolidated
Financial Statements are an integral part of these condensed consolidated statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition, Liquidity and Capital Resources.

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

At December 31, 1995, there is a deficit working capital of ($23,620) compared to a deficit working capital at September 30, 1995, of ($51,771). The Company has no long term debt, thus all capital received is available for funding the ongoing operations.

The Company owns 1,644,267 shares of Royal Silver Mines,
Inc. common stock, a related company, which is approxi-mately 20 percent of the total shares outstanding as of December 31, 1995. The current market value of this stock is about $2.50 per share (Note 3).

The Company's assets consist primarily of interests in mineral properties. The total assets increased from $8,658,470 on September 30, 1995, to $8,702,958 as of
December 31, 1995. The increase in total assets is primarily due to the exploration of mineral properties and the acquisition of additional mineral rights.

During the three months ended December 31, 1995, the Company's operations used $238,317 of cash as compared to $186,011 during the three months ended December 31, 1994. During the three months ended December 31, 1995, cash flows from operations included the issuance of common stock valued at approximately $258,000 for compensation and services received by various entities.

These condensed consolidated financial statements include the following companies, with the state of incorporation and percentage of ownership as shown: Centurion Mines
Corporation, Utah, 100%; Centurion Exploration,
Incorporated, Utah, 100%; Mazama Gold Corporation,
Washington, 100%; Dotson Exploration Company, Nevada,
100%; Mammoth Mining Company, Nevada, 81.8%; The Gold
Chain Mining Company, Utah, 61.1%; and Tintic Coalition
Mines, Utah, 80%.

The Company does not have sufficient capital to fully explore and develop its mineral properties, nor does the Company currently have continuing revenues, except as noted below. The Company plans to continue financing its exploration activities through joint ventures, production activities, equity funding, or by selling properties and retaining royalty interests. In addition, the Company expects to receive royalties from properties sold during the fiscal year ended September 30, 1992, which are currently under exploration and development by larger mining companies.

Results of Operations

The Company had a loss for the three months ended December
31, 1995, of $437,299 or $0.02 per share compared with a loss for the three months ended December 31, 1994, of $447,190 or $0.02 per share. This improvement is generally the result of efforts at cost reduction, as explained below.

The revenue for the quarter ended December 31, 1995 is the result of an agreement with a related party in which the Company received $2,500 per month. General and administrative costs decreased by $24,968 to $406,818 in the quarter ended December 31, 1995. Reduced accounting and audit expenses are the primary reasons for the decrease. Management is unable to assess the impact that these efforts at cost reductions may have on the operations. Management believes there is no known certainty nor uncertainty that such reductions may result in adverse consequences to the Company's financial condition.

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

   None.

Item 5.  Other Information.

   None.

Item 6.  Exhibits and Reports on Form 8-K.

   None.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 8, 1996

                       CENTURION MINES CORPORATION
                       By Its Chief Executive Officer:
                       /s/ Spenst Hansen
                       Spenst Hansen, President
                       Chief Executive Officer

Dated: February 8, 1996

                       By Its Principal Financial and
                       Accounting Officer:
                       /s/ Randy Sutherland
                       Randy Sutherland, Treasurer/
                       Assistant Secretary
                       Principal Financial and
                       Accounting Officer