Form 10-Q
period 1996-03-31
CENTURION MINES CORP
filed 1996-05-01
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C.  20549

                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED: March 31, 1996

                         OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM N/A TO _______

Commission File Number:      0-17048

               CENTURION MINES CORPORATION
   (Exact name of registrant as specified in its charter)

                         UTAH
(State or other jurisdiction of Incorporation or organization)

                        87-0429204
          (I.R.S. Employer Identification Number)

331 South Rio Grande, Suite 201, Salt Lake City, Utah 84101
(Address of Principal Executive Offices)          (Zip Code)

                    801-534-1120
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past
90 days.
          Yes   X        No  ______

The number of shares outstanding at March 31, 1996:
               24,428,021 shares

PAGE  -1-
          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION
        (Hereinafter referred to as Registrant or Company)

     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of March 31, 1996, and September 30, 1995, the results of operations for the three months and six months ended
March 31, 1996 and 1995, and the cash flows for the six months ended March 31, 1996 and 1995, in conformance with generally accepted accounting principles.

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

PAGE   -2-

                              CENTURION MINES CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


ASSETS                                                   As of            As of
                                                         March        September
                                                      31, 1996         30, 1995
CURRENT ASSETS:
     Cash                                          $    54,313       $   17,510
     Accounts receivable                                 5,166            5,000
     Advances to related parties                        19,550           197,839
     Prepaid expenses                                  112,324            89,747
     Marketable securities (Note 3)                         --               --
        Total current assets                           191,353           310,096

MINERAL PROPERTIES                                   8,209,687         7,974,092

PROPERTY AND EQUIPMENT:
     Leasehold improvements                              8,845            8,845
     Furniture and equipment                           225,640          215,530
     Vehicles                                          100,220          100,220
     Field Equipment                                   426,457          314,512
     Less:  Accumulated depreciation
          and amortization                            (328,215)        (270,716)

          Total property and equipment                 432,947          368,391

OTHER ASSETS:
    Deposits                                             5,052            4,453
    Other assets                                         6,438            1,438

        Total other assets                              11,490            5,891

        TOTAL ASSETS                               $ 8,845,477      $ 8,658,470

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

PAGE   -3-

                         CENTURION MINES CORPORATION

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                      As of             As of
                                                      March         September
                                                   31, 1996          30, 1995
CURRENT LIABILITIES:
 Accounts payable                                $  238,638       $   216,649
 Accrued compensation payable                        15,187            11,818
 Payable to related party                                --               --
 Advances from shareholder                           33,400            33,400
     Short-term notes payable                        95,000           100,000

      Total current liabilities                     382,225           361,867

MINORITY INTERESTS IN
      CONSOLIDATED SUBSIDIARIES                      30,077            30,741

SHAREHOLDERS' EQUITY:
 Common stock - $.01 par value;
      30,000,000 shares authorized;
      24,428,021 and 23,804,671 shares
      issued and outstanding, respectively          244,280           238,047
 Additional paid-in capital                      18,103,426        17,045,090
 Accumulated deficit                             (9,891,281)       (8,994,025)
 Receivable related to sale of common stock         (23,250)          (23,250)

      Total shareholders' equity                  8,433,175         8,265,862

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 8,845,477      $  8,658,470

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

PAGE   -4-

                              CENTURION MINES CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (Unaudited)

                                     Three Months Ended         Six Months Ended
                                          March  31,              March  31,
                                  1996          1995         1996          1995
REVENUES:
Management and consulting fees  $   7,500   $    --       $  15,000    $   --

     Total revenues             $   7,500   $    --       $  15,000    $   --

OPERATING EXPENSES:
   General and administrative     388,246     482,103       795,064     913,889
   Cost of Properties Abandoned        --     203,092            --     203,092
   Mineral leases                  72,247      36,636       147,919      69,703
   Depreciation and amortization   29,022      41,200        58,506      49,127

      Total operating expenses    489,515     763,031     1,001,489   1,235,811

OTHER INCOME (EXPENSE):
   Other income                     8,142       7,327        11,338      15,399
   Interest expense                  (470)       (971)       (1,145)     (1,210)
   Gain on Sale of Assets          14,722          --        79,040          --

       Total other income          22,394       6,356        89,233      14,189

LOSS FROM OPERATIONS             (459,621)   (756,675)     (897,256) (1,221,622)

LOSS FROM DILUTION OF EQUITY
   INVESTMENT IN SUBSIDIARY           --           --            --          --
LOSS BEFORE MINORITY INTERESTS   (459,621)   (756,675)     (897,256) (1,221,622)

MINORITY INTERESTS IN LOSS (INCOME)
   OF CONSOLIDATED SUBSIDIARIES       328      48,749           664      66,506

NET LOSS                       $ (459,293) $ (707,926)   $ (896,592)$(1,155,116)

NET LOSS PER COMMON
  SHARE: (Note 2)              $     (.02) $     (.03)   $     (.04) $     (.05)

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                24,187,142  22,928,652    24,085,847  22,709,317

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

PAGE   -5-

                        CENTURION MINES CORPORATION

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)

                       Increase (Decrease) in Cash
                                               Six Months Ended March 31,
                                                1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                  $(897,256)        $ (1,155,116)
   Adjustments to reconcile net loss to
   net cash used in operating activities:
     Compensation and other expenses paid
      through issuance of common stock         517,671              435,439
     Depreciation and amortization              57,498               49,127
     Minority interests                           (664)             182,544
   Change in assets and liabilities:
     Accounts receivable                          (166)             295,000
     Receivable from related party             178,290              (14,039)
     Prepaid expenses                          (22,578)             (16,526)
     Mineral properties                       (235,594)            (896,550)
     Other assets                               (5,600)                (803)
     Accounts/notes payable                     16,988              200,798
     Payable to related party                       --                   --
     Accrued compensation payable                3,369               (6,246)

   Net cash used in operating activities      (388,042)            (926,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment          (85,178)            (252,689)

   Net cash used in investing activities       (85,178)            (252,689)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash           510,023              812,500

   Net cash provided by financing activities   510,023              812,500

NET INCREASE (DECREASE) IN CASH                 36,803             (366,561)

CASH, BEGINNING OF PERIOD                       17,510              710,026

CASH, END OF PERIOD                        $    54,313          $   343,465

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

PAGE   -6-


              CENTURION MINES CORPORATION

Supplemental disclosure of noncash investing and financing activities:

During the three months ended March 31, 1996, the Company:

- - - issued 48,200 shares of common stock valued at $79,913 for services of employees and contractors.

- - - issued 60,000 shares of common stock valued at $96,875 for Directors' fees.

- - - issued 30,000 shares of common stock valued at $45,000 for a promissory note receivable from an officer and director for options previously granted.

- - - issued 20,000 shares of common stock valued at $36,875 for mineral properties acquisition.


The accompanying Notes to Condensed Consolidated
Financial Statements are an integral part of these condensed consolidated statements.

PAGE   -7-
               CENTURION MINES CORPORATION


   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 1996

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

(2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

(3) The Company carries its marketable securities at the lower of cost or market value:

Royal Silver Mines, Inc.    COST                 FMV
                            $-0-          $3,929,798

FMV is based on the closing or average price of Royal common stock of $2.39 per share on April 1, 1996, the first trading day following the quarter ended March 31, 1996.

These Notes to Condensed Consolidated Financial
Statements are an integral part of the financial statements.

PAGE   -8-

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

   At March 31, 1996, the Company had deficit working capital of $190,872 compared to deficit working capital at September 30, 1995, of $51,771. This decline in working capital was primarily the result of a reduction in the amount owed to the Company on advances to related parties. The Company has no long term debt, thus all capital received is available for funding the ongoing operations.

  At March 31, 1996, the Company owned 1,644,267 shares of Royal Silver Mines, Inc. common stock, a related company, which is approximately 20 percent of the total shares of Royal common stock outstanding as of March 31, 1996. The market value of Royal common stock on the first trading day after March 31, 1996 was $2.39 per share (Note 3).

   The Company's assets consist primarily of interests in mineral properties. The total assets increased from $8,658,470 on September 30, 1995, to $8,845,477 as of March 31, 1996. The increase in total assets is primarily due to the exploration of mineral properties and the acquisition of additional mineral rights.

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

PAGE   -9-


Results of Operations

  During the six months ended March 31, 1996, the Company's operations used $388,042 of cash as compared to $926,372 during the six months ended March 31, 1995. This reduction in cash flow is the result of a change in management's objectives from that of actively acquiring mineral properties to increasing the exploration and development of current properties.

  The Company had a loss for the three months ended
March 31, 1996, of $459,293 or $0.02 per share compared with a loss for the three months ended March 31, 1995, of $707,926 or $0.03 per share. This improvement is generally the result of efforts at cost reduction, as explained below.

  The revenue for the quarter ended March 31, 1996 is the result of an agreement with a related party in which the Company received $2,500 per month. General and administrative costs decreased by $93,857 to $388,246 in the quarter ended March 31, 1996, compared to the quarter ended March 31, 1995. Reduced accounting, audit and legal expenses are the primary reasons for the decrease. Management is unable to assess the impact that these efforts at cost reductions may have on the operations. Management believes there is no known certainty nor uncertainty that such reductions may result in adverse consequences to the Company's financial condition.

These improvements allowed the Company to concentrate use of its funds in the areas of land acquisition and exploration, and in the rehabilitation of tunnels and water systems in certain previously-producing mines.
Also, the Company continued to invest additional funds in equipment for exploration and analysis of exploration data. These equipment acquisitions will allow the Company to increase its move toward use of Company personnel, rather than outside contractors. Increases in lease expense for leased property partly offset the decreases in operating expenses discussed above.

         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

  None.

Item 2.  Changes in Securities.

  None.

Item 3.  Defaults upon Senior Securities.

  None.

Item 4.  Submission of Matters to a Vote
         of Security Holders.

  None.

Item 5.  Other Information.

  None.

Item 6.  Exhibits and Reports on Form 8-K.

  Exhibit     Sec. No.     Document
   4.02          4         Amendment No. 2 to 1991 Stock Option and
                           Stock Award Plan
  27.01         27         Financial Data Statement for Quarter Ended
                           March 31, 1996
  No Reports on Form 8-K were filed during the quarter.

PAGE   -10-

                   SIGNATURES

Pursuant to the requirements of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  April 30, 1996

                 CENTURION MINES CORPORATION
                 By Its Chief Executive Officer:
                    /s/ Spenst Hansen
                 Spenst Hansen, President and
                 Chief Executive Officer

Dated:  April 30, 1996

                 By Its Principal Financial
                 and Accounting Officer:
                    /s/ Randy W. Sutherland
                 Randy W. Sutherland, Treasurer/
                 Assistant Secretary, Principal
                 Financial and Accounting Officer

PAGE   -11-

                                                            EXHIBIT 4.02
                          AMENDMENT NO. 2
                   TO THE 1991 STOCK OPTION AND
                       STOCK AWARD PLAN OF
                    CENTURION MINES CORPORATION

WHEREAS, Centurion Mines Corporation (the 'Company') adopted the 1991 Stock Option and Stock Award Plan of Centurion Mines Corporation (the 'Plan') on April 19, 1991; and

WHEREAS, an amendment to the plan was approved by the Board of Directors of the Company on May 27, 1993, and approved by the shareholders of the Company on May 27, 1993; and

WHEREAS, an amendment to the Plan was approved by the Board of Directors of the Company on April 18, 1995, and approved by the shareholders of the Company on April 19, 1995.

NOW THEREFORE, the Plan is hereby amended as follows:

1. Section 4 of the Plan shall be amended to increase the number of common shares of the Company that may be subject to or issued under awards granted pursuant to the terms of the Plan from 1,000,0000 to 1,500,000.

2. Except as amended hereby, the Plan remains unmodified in full force and effect.

Page    -12-