Form 10-Q
period 1996-06-30
CENTURION MINES CORP
filed 1996-07-18
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C.  20549

                        FORM 10-Q


(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED: June 30, 1996

                            OR

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM  N/A TO _________

Commission File Number:       0-17048


              CENTURION MINES CORPORATION
 (Exact name of registrant as specified in its charter)


State or other jurisdiction of
Incorporation or organization:   UTAH

I.R.S. Employer I.D. No.:      87-0429204

Address of Principal Executive Offices:
     331 South Rio Grande, Suite 201
     Salt Lake City, Utah  84101

Registrant's Telephone No.:    801/534-1120

Indicate by check mark whether the registrant has:
(1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days.

   Yes    X       No  ______

The number of shares outstanding at June 30, 1996:   25,108,521 shares


            PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION
        (Hereinafter referred to as Registrant or Company)


The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of June 30, 1996, and September 30, 1995, the results of operations for the three months and nine months ended June 30, 1996 and 1995, and the cash flows for the nine months ended June 30, 1996 and 1995, in conformance with generally accepted accounting principles.

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

                               CENTURION MINES CORPORATION

                          CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
 ASSETS                                         As of           As of
 ---------                                       June       September
                                             30, 1996        30, 1995
                                         ------------    ------------
CURRENT ASSETS:
     Cash                                $   240,647      $    17,510
     Accounts receivable                       6,327            5,000
     Advances to related parties              24,133          197,839
     Prepaid expenses                        100,013           89,747
     Marketable securities (Note 3)              --               --
                                       -------------    -------------
        Total current assets                 371,120          310,096
                                       -------------    -------------
MINERAL PROPERTIES:                        8,506,878        7,974,092
                                       -------------    -------------
PROPERTY AND EQUIPMENT:
     Leasehold improvements                    8,845            8,845
     Furniture and equipment                 240,122          215,530
     Vehicles                                162,271          100,220
     Field Equipment                         414,479          314,512
     Less:  Accumulated depreciation
      and amortization                      (357,662)        (270,716)
                                       -------------    -------------
      Total property and equipment           468,055          368,391
                                       -------------    -------------
OTHER ASSETS:
    Deposits                                   4,752            4,453
    Other assets                               6,438            1,438
                                       -------------    -------------
   Total other assets                         11,190            5,891
                                       -------------    -------------
      TOTAL ASSETS                       $ 9,357,243      $ 8,658,470
                                       -------------    -------------
   The accompanying Notes to Condensed Consolidated
   Financial Statements are an integral part of
   these condensed consolidated statements.


                        CENTURION MINES CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY            As of             As of
- -------------------------------------            June         September
                                             30, 1996          30, 1995
                                        -------------     -------------
CURRENT LIABILITIES:
     Accounts payable                        $ 265,292    $   216,649
     Accrued compensation payable               23,883         11,818
     Payable to related party                      --             --
     Advances from shareholder                  33,400         33,400
     Short-term notes payable                   33,000        100,000
                                         -------------  -------------
     Total current liabilities                 355,575        361,867
                                         -------------  -------------
MINORITY INTERESTS IN
       CONSOLIDATED SUBSIDIARIES:               29,750         30,741
                                         -------------  -------------
SHAREHOLDERS' EQUITY:
    Common stock - $.01 par value;
     30,000,000 shares authorized;
     25,108,521 and 23,804,671
     shares issued and outstanding,
     respectively                              251,085        238,047
    Additional paid-in capital              18,900,865     17,045,090
    Accumulated deficit                    (10,156,782)    (8,994,025)
    Receivable related to sale of
     common stock                              (23,250)       (23,250)
                                         -------------  -------------
     Total shareholders' equity              8,971,918      8,265,862
                                         -------------  -------------
TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY                  $ 9,357,243   $  8,658,470
                                         -------------  -------------

    The accompanying Notes to Condensed Consolidated
    Financial Statements are an integral part of these condensed consolidated statements.



                             CENTURION MINES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                          June 30,               June 30,
                                    1996         1995     1996          1995
                                ----------------------   ---------------------
 REVENUES:
  Management and
   consulting fees               $  7,500   $     --    $  22,500    $     --

    Total revenues               $  7,500   $     --    $  22,500    $     --
                               ----------  ---------    ---------    --------
OPERATING EXPENSES:
  General and administrative      556,641    532,984    1,351,705   1,446,873
  Cost of Properties Abandoned         --         --           --     203,092
  Mineral leases                   63,727     47,178      211,646     116,881
  Depreciation and amortization    28,439     23,543       86,945      72,670

    Total operating expenses      648,807    603,705    1,650,296   1,839,516
                               ---------- ----------    ---------    --------
OTHER INCOME (EXPENSE):
  Other income                    16,500       3,616       27,838      19,015
  Interest expense                (1,668)     (1,527)      (2,813)     (2,737)
  Gain on Sale of Assets         362,617          --      441,657          --
                              ----------  ----------    ---------    --------
     Total other income          377,449       2,089      466,682      16,278

LOSS FROM OPERATIONS            (263,858)   (601,616)  (1,161,114) (1,823,238)
                              ----------  ----------    ---------    --------
LOSS FROM DILUTION OF EQUITY
  INVESTMENT IN SUBSIDIARY           --          --           --          --
                              ----------  ----------    ---------    --------
LOSS BEFORE MINORITY INTERESTS  (263,858)   (601,616)  (1,161,114) (1,823,238)

MINORITY INTERESTS IN LOSS (INCOME)
   OF CONSOLIDATED SUBSIDIARIES      328      74,539          992     141,045
                              ----------  ----------    ---------    --------
NET LOSS                       $(263,530)  $(527,077) $(1,160,122)$(1,682,193)

NET LOSS PER COMMON
   SHARE: (Note 2)               $  (.01)   $   (.02)   $    (.05) $     (.07)
                              ----------  ----------    ---------    --------
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                24,681,892  23,323,000   24,383,870  22,859,000
                              ----------  ----------    ---------    --------

   The accompanying Notes to Condensed Consolidated
   Financial Statements are an integral part of these condensed consolidated statements.

                       CENTURION MINES CORPORATION

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited)
                       Increase (Decrease) in Cash


                                                   Nine Months Ended June 30,
                                                  1996                 1995
                                             --------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                   $ (1,160,122)      $ (1,682,193)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
      Compensation and other expenses paid
      through issuance of common stock             942,781            541,034
      Depreciation and amortization                 86,945             72,670
      Minority interests                              (992)           139,630
      Change in assets and liabilities:
         Accounts receivable                        (1,327)           112,311
       Receivable from related party               173,705            (64,302)
       Prepaid expenses                            (10,267)           (15,925)
       Mineral properties                         (532,785)          (649,861)
       Other assets                                 (5,300)            (1,930)
       Accounts/notes payable                      (18,357)           123,192
       Payable to related party                         --              7,131
       Accrued compensation payable                 12,065                 --
       Advances from shareholder                        --             (7,681)
                                              ------------       ------------

      Net cash used in operating activities       (513,654)        (1,246,208)
                                              ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment             (149,733)          (255,115)
                                              ------------       ------------
      Net cash used in investing activities       (149,733)          (255,115)
                                              ------------       ------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash               886,524            812,500
                                              ------------       ------------
   Net cash provided by financing activities       886,524            812,500
                                              ------------       ------------
NET INCREASE (DECREASE) IN CASH                    223,137           (688,823)

CASH, BEGINNING OF PERIOD                          17,510             710,026
                                              ------------       ------------
CASH, END OF PERIOD                        $      240,647      $       21,203

   The accompanying Notes to Condensed Consolidated
   Financial Statements are an integral part of these condensed consolidated statements.

                      CENTURION MINES CORPORATION

                    Condensed Consolidated Statements
                       of Cash Flows - Continued

Supplemental disclosure of noncash investing and financing activities:

During the three months ended June 30, 1996, the Company:

    issued 34,850 shares of common stock valued at $55,906 for services of employees and contractors.

    issued 145,000 shares of common stock valued at $200,000 for Directors' fees.

    issued 43,000 shares of common stock valued at $72,562 for mineral properties acquisition.

  These Notes to Condensed Consolidated
  Financial Statements are an integral part of the financial statements.

             CENTURION MINES CORPORATION

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT
                    June 30, 1996

1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange
Commission pertaining to Form 10-Q and Article 10 of
Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1995.

2. Net loss per common share is based on the weighted average number of common shares outstanding during the period.

3. The Company carries its marketable securities at the lower of cost or market value:

                                  COST            FMV
Royal Silver Mines, Inc.         $ -0-     $3,160,442

FMV is based on the closing or average price of Royal common stock of $2.125 per share on July 1, 1996, the first trading day following the quarter ended June 30, 1996.

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

At June 30, 1996, the Company had working capital of $15,545 compared to deficit working capital at September 30, 1995, of $51,771. This increase in working capital was primarily the result of proceeds from the sale of Royal Silver Mines stock during the period. The Company has no long term debt, thus all capital received is available for funding the ongoing operations.

At June 30, 1996, the Company owned 1,487,267 shares of
Royal Silver Mines, Inc. common stock, a related company, which is approximately 15 percent of the total shares of Royal common stock outstanding as of June 30, 1996. The market value of Royal common stock on the first trading day after June
30, 1996, was $2.125 per share (Note 3).

The Company's assets consist primarily of interests in mineral properties. The total assets increased from $8,658,470 on September 30, 1995, to $9,357,243 as of June
30, 1996. The increase in total assets is primarily due to the exploration of mineral properties, the acquisition of additional mineral rights, and mining equipment.

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

The Company does not have sufficient capital to fully explore and develop its mineral properties, nor does the Company currently have continuing revenues, except as noted below. The Company plans to continue financing its exploration activities through joint ventures, production activities, equity funding, sale of Royal Siler Mines, Inc. stock, or by selling properties and retaining royalty interests.

Results of Operations

During the nine months ended June 30, 1996, the Company's operations used $513,654 of cash as compared to $1,246,208 during the nine months ended June 30, 1995. This reduction in cash flow is the result of a change in management's objectives from that of actively acquiring additional mineral properties to increasing the exploration and development of current properties and the sale of Royal Silver Mines, Inc. stock. During the three months ended June 30, 1996, cash flows from operations included the issuance of common stock to various entities, not including officers and directors, for compensation and services, valued at $55,906.

The Company had a loss for the three months ended June 30, 1996, of $263,530 or $0.01 per share compared with a loss for the three months ended June 30, 1995, of $527,077 or $0.02 share. This improvement is generally the result of efforts at cost reduction, as explained below.

The revenue for the quarter ended June 30, 1996 is the result of an agreement with a related party in which the Company received $2,500 per month. General and administrative costs increased by $23,657 to $556,641 in the quarter ended June 30, 1996 compared to the quarter ended June 30, 1995.
The primary reason for the increase is the employment of additional personnel who will develop the Company's mineral properties so that production may begin. Management is unable to assess the impact that these additional costs may have on the operation. Management believes there is no known certainty nor uncertainty that such additional costs may result in adverse consequences to the Company's financial condition.

These improvements allowed the Company to concentrate use of its funds in the areas of land acquisition and exploration, and in the rehabilitation of tunnels and water systems in certain previously-producing mines. Also, the Company continued to invest additional funds in equipment for exploration and analysis of exploration data. These equipment acquisitions will allow the Company to increase its use of Company personnel, rather than outside contractors. Increases in lease expense for leased property partly offset the decreases in operating expenses discussed above.

                 PART II.  OTHER INFORMATION

 Item 1.Legal Proceedings.

  None.

 Item 2.Changes in Securities.

  None.

 Item 3.Defaults upon Senior Securities.

  None.

 Item 4.Submission of Matters to a Vote of Security Holders.

The Registrant held its 1996 Annual Shareholders Meeting on May 16, 1996. Shareholders voted on the following matters:

1.  Election of directors: Spenst Hansen (19,155,514 for;
186,580 against), Orson Mabey, III, (19,138,694 for;
203,400 against), J.D.H. Morgan (19,138,694 for; 203,400
against) and Mark D. Dotson (19,128,514 for; 213,580 against).

2.  Ratification of the appointment of Jones, Jensen &
Company as Registrant's independent auditors for the current fiscal year (19,007,398 votes for; 166,050 against and 78,180 abstentions).

3. Approval of an amendment to the Articles of Incorporation to allow for the issuance of 1,000,000 additional shares under the 1991 Stock Option and Stock Award Plan (17,591,936 for; 1,376,611 against and 261,205 abstentions).

Item 5.Other Information.

On July 16, the Company filed a Form 8-K in which it reported the following:

'The Registrant, Centurion Mines Corporation, today announced that BHP Minerals, a unit of The Broken Hill
Proprietary Company Ltd. (NYSE: BHP), today exercised its option to form a joint venture on the 'Little Bingham' copper/gold mining property 70 miles southwest from Salt
Lake City, and 14 miles west from Eureka, Utah (USA).
The joint venture will involve approximately 12,000 acres, and will be directed towards exploration for a large commercial porphyry type copper/gold deposit. During the option period, BHP performed extensive exploration including geochemical, geophysical and geologic surveys.

'Under the terms of the joint venture, BHP may elect to earn a 75% participating interest in the project by paying all costs through completion of a positive production feasibility study, with periodic cash payments over five years to Centurion. After completion of the feasibility study, Centurion may choose to maintain a working interest by paying 25% of costs, or may convert to a 15% net profits royalty interest with all costs being paid by BHP.'

Item 6.Exhibits and Reports on Form 8-K.
Exh.     Sec. No.   Document
27.01       27      Financial Data Schedule for Quarter
                    Ending June 30, 1996 report appended
                    to this Form 10-Q.
 No Reports on Form 8-K were filed during the quarter.
19.1        3       Report of BHP Joint Venture, disseminated
                    July 16, 1996 to shareholders and
                    other parties.
  (As reported in Form 8-K, filed July 16, 1996)

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: July 18, 1996

                               CENTURION MINES CORPORATION

                               By Its Chief Executive Officer:

                                /s/ Spenst Hansen, President
                                Chief Executive Officer


                                By Its Principal Financial
                                and Accounting Officer:

                                /s/ Randy W. Sutherland,
                                Treasurer/Assistant Secretary
                                Principal Financial and
                                Accounting Officer