Form 10-K
period 1996-09-30
CENTURION MINES CORP
filed 1996-12-30
CIK 836123

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM  10 - K

                            Annual  Report

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      for the Fiscal Year Ended:

                          SEPTEMBER 30, 1996
          ----------------------------------------------------
                   Commission File Number:  0-17048
          ----------------------------------------------------

                    CENTURION  MINES  CORPORATION
         (Exact name of registrant as specified in its charter)


             UTAH                                      87-0429204
(State or other jurisdiction of               (I.R.S Employer Ident. No.)
incorporation or organization)

   331 South Rio Grande Street, Suite 201, Salt Lake City, Utah 84101
      (Address of principal executive offices, including zip code)

                            (801) 534-1120
        (Registrant's telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Act:
                         Title of each class
                                 None

    Securities Registered Pursuant to Section 12(g) of The Act:
                            Title of class
                    Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to
to such filing requirements for the past 90 days.   YES    X     NO
                                                         =====       =====
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
 Form 10-K or any amendment to this Form 10-K.      YES    X     NO
                                                         =====       =====
Documents incorporated by reference: To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission pursuant to Regulation 14A within 120 days of the end of the registrant's 1996 fiscal year. (See Part III.)

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $17,308,594, based upon the average bid and ask prices ($0.836) on December 16, 1996.

There were 26,859,324 shares of common stock outstanding on December 16, 1996.

Page 1 of 31 Consecutively Numbered Pages.

                            TABLE  OF  CONTENTS

                                                                     PAGE
ITEM NUMBER AND CAPTION                                               NO.

                                 PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . .   3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . .  15

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . .  21

Item 4.   Submission of Matters to a Vote of Security Holders  . . .  21

                                 PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters  . . . . . . . . . . . . . . . . . . .  21

Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . . .  21

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . . . .  22

Item 8.   Financial Statements and Supplementary Data  . . . . . . .  27

Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . . . . .  28

                                  PART III

Item 10.  Directors and Executive Officers of the Company  . . . . .  28

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . . .  28

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . . .  28

Item 13.  Certain Relationships and Related Transactions . . . . . .  28

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .  28

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

                                  PART I

ITEM 1.                           BUSINESS

                         DESCRIPTION OF THE COMPANY

(Please refer to the Glossary at the end of Item 1 for the definition of certain mining terms used in this Annual Report.)

      BACKGROUND.       Centurion Mines Corporation, including its
subsidiaries ("Centurion" or the "Company") is a U.S. mineral resource company actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, and other mineralization. In addition to its activities for its own account, Centurion conducts business through its subsidiaries. The Company operates its business as an exploration and development mining company, meaning that it receives and generally intends to receive income from property sales, joint ventures or other business arrangements with larger companies, as well as, if warranted, developing and placing its own properties into production. The Company controls considerable mining and mineral exploration properties through leases, options, and mining claims in the State of Utah, and holds production royalties on additional mineral property in Utah. These properties lie in three geographical regions:
(1) the Milford/Beaver area, about 20 miles southwest of Milford, Utah;
(2) the Kings Canyon/Southwestern Utah area, about 70 miles west of Delta, Utah; and (3) the Tintic Mining District and West Tintic area, about 70 miles southwest of Salt Lake City, Utah.

      HISTORY. Centurion's predecessor was formed in 1979 as the Tintic Joint Venture partnership and subsequently was incorporated in 1984. Centurion was accepted as a "Small Cap Company" for listing on the National Association of Securities Dealers Automated Quotations System (NASDAQ) in November 1988 (symbol: CTMC). Since its incorporation, the Company has developed into an experienced exploration and mining property development company, and has held joint ventures and exploration contracts with a number of major mining companies. Administrating from its principal offices in Salt Lake City, Utah, Centurion has carried out exploration and development activities throughout Utah and previously in portions of the State of Washington, and is now also concentrating on implementing mine production from its own mining properties, notably the OK Mine project.

      CURRENT DEVELOPMENTS.     During fiscal 1996, Centurion
purchased two exploration drills and other field equipment and vehicles, thus improving its in-house drilling capability while reducing outside costs, and providing greater flexibility and control in planning its exploration activities. The Company is currently implementing drilling programs for the development of additional mineralized resources and consequent production pertaining to the four project properties described below. The Company thereby intends to establish a long-term, stable cash flow to begin funding larger scale exploration and development in late fiscal 1997 and subsequent fiscal years.

     As of this filing, Centurion is actively engaged in the four major projects described below:

     (1)     OK OPEN PIT MINE.     The Company plans to construct a
production facility during the last two quarters of fiscal 1997, and to begin production by the beginning of fiscal 1998, at the site of the OK Open Pit Copper Mine located northwest of Milford, Utah. This project is focused on the production of pure copper cathodes by the solvent-extraction/electrowinning process (SX/EW). An independent feasibility study, confirmed by Centurion's drilling program, has determined that there is a commercially minable ore body at the OK mine site, containing proven and probable reserves totaling 3.87 million tons of leachable copper ore in place, grading 0.488 percent copper, and an additional 6 million tons of copper mineralization with an average grade of 0.5 percent copper.

     The Company is pursuing several investment financing arrangements for raising the necessary funds to finance these operations. One of these, the formation of a limited partnership, is being explored by the Company's wholly owned subsidiary, Dotson Exploratory Company. Interests in the limited partnership, the OK Western Copper Company, Ltd., will be offered to accredited investors and the proceeds will be used to develop the project. Beginning two years after completion of the offering, investments in the limited partnership will convert to shares of Centurion common stock having a market value at least 20 percent above the investment amount.

     (2)     KINGS CANYON.     The Company drilled twenty-five holes during
fiscal 1996, and plans further exploratory work during the remainder of fiscal 1997 because of the significant gold and silver mineralization that was found during the 1996 drilling program. Additional exploratory drilling was also conducted during fiscal 1996 at the Blue Mountain site, where significant gold mineralization also has been located, with more drilling planned.

     (3)     "LITTLE BINGHAM".     Additional exploratory work is planned
by joint venture participant BHP Minerals in the West Tintic region, where drilling has suggested the possible existence of an extensive porphyry copper/gold deposit. See further discussion below in the section entitled "Joint Ventures".

     (4)     MAIN TINTIC DISTRICT.    During fiscal 1996, surface facilities
at the Mammoth Mine were developed sufficiently to support an underground mining operation. MSHA permits are in place and development work has advanced the shaft down to the lower levels where proven ore reserves have been delineated. The Company plans to develop several additional shafts and continues to project long-term potential for production.

     Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as the OK Copper Mine Project) and future projects, the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission. However, actual results may differ materially from those projected or implied. As a result, these forward-looking statements represent the Company's judgment as of the date of this filing. Therefore, the Company does not express any intent or obligation to update these forward-looking statements because the Company is unable to give any assurances regarding the likelihood or extent to which any event discussed in a forward-looking statement contained herein may or may not occur, or of the material effect that the outcome of any of such forward-looking event may or may not have on the Company's future business, development of plans, or financial condition and results of operations.

                GENERAL DEVELOPMENT OF THE COMPANY'S BUSINESS

      STRATEGY.     The Company's corporate strategy from its beginning
has been directed toward the acquisition and control of land and mineral rights for exploration and development in established mining districts that have had large and profitable production histories. This approach is referred to in the mining industry as "headframe geology," which is defined as concentrating efforts near previously known, profitable ore deposits. The Company explores and develops mineral resources in conjunction with other larger and better financed companies. The Company expects in this way to achieve a major increase in the value of its assets and to obtain production income with minimum risk of its own funds for development expenditures and capital investment in production facilities.

     In addition to focusing on established mining districts, the Company also has sought to explore and develop mineral properties in areas that have not had previous production or were, until recently, mostly unexplored. These areas include Kings Canyon, Blue Mountain and the Bradshaw Mining District. At Kings Canyon, for example, the Company has had considerable success in discovering new gold deposits that possibly represent another Carlin-type trend. Thus, Centurion has been alert to new discoveries using modern geologic science and technology.

     The Company also has compiled an extensive library on properties that it holds, consisting of geological reports, historical data and maps. At the same time, the Company remains alert for other opportunities in the western United States. The Company has no current intention of extending its operations outside the United States.

      BUSINESS PLAN.     The long-term business goal of the Company
continues to be the discovery of significant reserves on its mineral properties by advancing their full exploration and development potential. The Company's intermediate plan for funding and accomplishing this goal is to develop a positive cash flow from production at the OK Copper Mine. Preliminary estimates from the OK Copper Mine business plan show a projected cash flow, over costs, of as much as $5 million annually over the next ten years. With those funds, the Company intends to carry out exploration drilling and other exploration tasks to develop significant additional ore reserves which can be sold, joint ventured, or mined by the company at a profit. Further exploratory drilling at the OK site is also planned in order to establish the continuity of the ore zone between the main pit and newly discovered zones east and west of the present reserves.

     As part of its intermediate business plans, the Company also intends to add to its projected positive cash flow by continuing to develop its production capabilities in the North Tintic Mining District, including projects at the Mammoth and other nearby mines. The funds from such production are intended for financing further exploratory drilling at Kings Canyon and Blue Mountain. Funding for the Company's other projects, including the Bradshaw Mining District, is expected to be from more long-term sources of cash flows.

     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS.     The Company
is committed to complying with the various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, Centurion was in full compliance during fiscal 1996.

     To fulfill its environmental compliance obligations, the Company must attend to the complex requirements of laws encompassing jurisdic-tional authority over matters affecting land, mineral rights and/or the surface under which mining activities are proposed. Such compliance may materially affect the Company's capital expenditures, earnings and compe-titive position in the following general areas: 1) surface impact, 2) water acquisition, 3) site access, 4) reclamation, 5) wildlife preservation, and
6) permit and license qualification. To date, compliance has not had a material financial effect on Centurion because the Company's activities likewise have not had a significant impact on the environment.

     As the Company has become more active within its properties, however, it is reasonable to expect that compliance with environmental regulations will substantially increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities including rehabilitation of various sites, and on-going efforts at alleviating the mining impact on wildlife. Moreover, permits or bonds have been and may continue to be required to ensure the Company's compliance with applicable regulations.

     Subsequent to the end of fiscal 1996, the Company completed the preliminary work necessary to initiate production plans at the OK Copper Mine Project in southwestern Utah, and at the Mammoth Mine in the Tintic Mining District in north-central Utah. The Company estimates that reclamation bonding may cost approximately $350,000 during fiscal 1997 and $105,000 during fiscal 1998 as part of the projected operating expenses in developing the OK Copper Mine Project. Beyond that, the Company does not anticipate any additional reclamation bonding expense during the ten year estimated period of operations at the OK Copper Mine Project.

     With respect to its other mining projects, the Company does not estimate any material capital expenditures for environmental control facilities for the remainder of fiscal 1997 and fiscal 1998. Nevertheless, future costs of compliance with respect to the remainder of the Company's mining properties may depend upon the extent and type of exploration and testing required. There is no assurance that the Company will be able to comply with all requirements imposed on such future development, nor that the Company will be able to economically operate or pursue exploration and development activities under future regulatory provisions.

                           OTHER BUSINESS FACTORS

      COMPETITIVE CONDITIONS IN THE INDUSTRY.     The mining industry is
very competitive. Mining companies compete to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development, and mining. The Company encounters competition from a handful of other similarly-situated junior mining companies in connection with the acquisition of properties capable of profitably producing gold, silver, copper and other mineralization. The Company is unable to ascertain the exact number of such competitor companies; however, the Company believes that with the development of its projects at the OK Copper Mine and in the Tintic Mining District, its competitive position should improve for exploring and developing such properties for mineralization. Nevertheless, the Company may be unable to acquire or develop attractive mining properties on terms it considers acceptable. Accordingly, there can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting the Company, nor that the Company's programs will yield commercially minable reserves.

      RISK.     There is considerable risk in any mining venture, and
there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Even after extensive exploration and development work has been performed, economic feasibility under SEC standards cannot be finally determined until a detailed and comprehensive economic feasibility study has been concluded. Further, there is no assurance that a determination of economic feasibility will apply over time because it is based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as metal prices, production costs, and the actual quantity and grade of ore recoverable.

     Mining companies use the evaluation work of professional geologists, geochemists, geophysicists and engineers in determining the exploration and development potential of a specific property or project. These professional evaluations generally rely on scientific estimates and economic assumptions, and in some instances may result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. From inception to the end of fiscal 1996, the Company has incurred a deficit of approximately 10 million dollars in implementing its acquisition, exploration and development activities that have resulted in the control by fee ownership and holdings through mining leases and claims of over 99,000 total acres of mineral property, which contain proven and probable reserves at the Tintic properties, totalling 168,400 tons of 0.3 ounces per ton (opt) gold, 16.6 opt silver, and 2.2 percent copper, and proven and probable reserves at the OK Mine properties, totalling 3,873,000 tons of 0.488 percent copper.

     PATENTS, TRADEMARKS, LICENSES, FRANCHISES.     The Company does
not own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims granted by governmental authorities and private land owners.

     SEASONABILITY.     The Company's business is generally not seasonal
in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to some of its properties at higher elevations.

     NUMBER OF EMPLOYEES.     The Company currently contracts with
Centurion Exploration, Incorporated, for the services of 16 to 20 full time employees. The Company also has contract arrangements with approximately 12 consultants. The Company may also contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors. (See "Certain Relationships and Related Transactions," below.)

     SECURITIES ISSUANCES.     During fiscal 1996, the Company issued
1,388,656 shares to related parties for cash, and 150,000 shares through exercises of stock options, all at prices ranging from $0.66 to $1.50 per share for a total of $1,578,266.

                    SUBSIDIARIES AND RELATED COMPANIES

     MAMMOTH MINING COMPANY AND ITS SUBSIDIARY, THE GOLD CHAIN MINING
COMPANY.     In May of 1994, Centurion acquired control of approximately
58.6 percent of Mammoth Mining Company, which itself controlled approximately 53 percent of The Gold Chain Mining Company, a Mammoth subsidiary. Mammoth and Gold Chain own land and leasehold interests in the Tintic Mining District, including the Mammoth Mine. Following the acquisition of Mammoth and Gold Chain, Centurion purchased additional shares of common stock from their respective shareholders and received shares from Mammoth and Gold Chain to cancel debt provided by Centurion to finance certain of their respective operations. To date, Centurion has invested a total of approximately $1,552,760 in Mammoth and $23,200 in Gold Chain, and controls approximately 96 percent and 61 percent of their respective shares.

     DOTSON EXPLORATION COMPANY.     On February 9, 1994, Centurion
entered into an agreement to purchase 41,000 shares of Dotson Exploration Company ("Dotson Exploration" or "DEC"), from Mark Dotson, the sole share-holder, for $350,000. These shares gave Centurion 51 percent ownership of DEC. That agreement also permitted Centurion to acquire newly-issued shares by converting dollars spent on the development of DEC properties and leases at a rate of $12 per share, and to purchase outstanding shares. Centurion subsequently acquired additional DEC shares by purchase and conversion of debt. On January 12, 1995, DEC became a 100 percent, wholly owned subsidiary of Centurion. DEC has land and lease ownership, including the OK Copper Mine properties, in the Milford Area Projects, located in Beaver County, Utah.

     TINTIC COALITION MINES CORPORATION.     Tintic Coalition is a
Utah corporation, incorporated April 27, 1993, by Centurion for the purpose of acquiring control of the land and royalty rights to 680 acres of mining claims in the Tintic Mining District from Tintic Mountain Mining Company and its subsidiary Tintic Precious Metals, Inc. Tintic Coalition acquired 100 percent ownership of the land and royalty rights to the mining claims by issuing 1,000,000 of its shares to Tintic Precious, and issuing and conveying 4,510,000 shares to Centurion, 3,996,450 of which were in exchange for Centurion's purchase from Tintic Mountain Mining of the royalty rights and approximately 25.5 million Tintic Precious shares. Centurion acquired control of land and royalty rights to the 680 acres for approximately $26,700 in cash and 25,000 shares of Centurion's common stock (valued at the then-market price of $1.00 a share, or $25,000).

     CENTURION EXPLORATION INCORPORATED.     Centurion Exploration is
a Utah corporation incorporated on July 15, 1993, as a wholly-owned Company subsidiary. Centurion Exploration currently is engaged in various activities and corporate purposes, including personnel and payroll matters for the Company.

     ROYAL SILVER MINES, INC.     During fiscal years 1991 and 1992,
Centurion acquired a 37.2 percent controlling interest in Royal Silver Mines, Inc., a Utah corporation formerly known as Consolidated Royal Mines, Inc. and Royal Minerals, Inc. Royal shares are traded on the OTC Bulletin Board under the symbol "RSMI". Royal's principal asset consisted of mining property. During fiscal 1993, Centurion acquired an additional 5,400,000 Royal shares, giving Centurion an 82.3 percent controlling interest in Royal and making it a consolidated subsidiary of the Company. During fiscal 1995, Royal completed a reorganization and share exchange with a company unaffiliated with Centurion, resulting in a decrease in Centurion's ownership to approximately 21.6 percent. During the third quarter of fiscal 1996, Royal ended its fiduciary affiliation with Centurion and terminated its agreement with Centurion Exploration, Inc. for the provision of administrative services and sharing of office expenses. By the end of fiscal year 1996, Centurion's ownership had declined to 15 percent.

                              JOINT VENTURES

     BHP/CENTURION JOINT VENTURE.     On January 16, 1996, Centurion
signed an "Option For Joint Venture" with BHP Minerals International Exploration, Inc. ("BHP Minerals"), a unit of Broken Hill Proprietary Company, Ltd. (NYSE:BHP). Broken Hill Proprietary is one of the world's largest mining companies and the second largest copper producer in the world. It is a major producer of gold, coal, iron ore, and other minerals.

     The BHP/Centurion Joint Venture is centered on the "Little
Bingham" copper/gold mining property, and will include 12,000 acres in the West Tintic Mining District. The Joint Venture is directed towards exploration and commercial development of a large bulk, porphyry-type copper/gold system at the Little Bingham site. During the option period, BHP Minerals performed exploration including geochemical, geophysical, and geologic surveys, and advised Centurion that the results of those exploration efforts were favorable.

     BHP Minerals exercised the Option to Joint Venture on July 16, 1996. Since January 1996, BHP Minerals has conducted exploration activities that include the drilling of 3 exploratory drill holes totaling 3,190 feet. This geological environment is suggestive of an extensive porphyry copper/gold mineralized deposit. BHP Minerals is engaged in an exploration program to further define the porphyry copper/gold target area.

     Under the terms of the joint venture, BHP Minerals has the option to earn up to a 75 percent interest in the project by paying all costs through a positive feasibility study, with periodic cash payments to Centurion, which as of the date of this filing amount to $15,000. After earn-in by BHP Minerals, Centurion can maintain a working interest by paying 25 percent of costs, or may convert to a 15 percent net profits royalty interest with all costs being paid by BHP Minerals.

                      GLOSSARY OF CERTAIN MINING TERMS

ACID MINE DRAINAGE -- Acidic run-off water from mine waste dumps and mill tailings ponds containing sulphide minerals. Also refers to ground water pumped to surface from mines.
ADIT -- An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.
ALTERATION -- Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.
ANTICLINE -- An arch or fold in layers of rock shaped like the crest of a wave.
ASSAY -- A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.
BACKFILL -- Waste material used to fill the void created by mining an orebody.
BASEMENT ROCKS -- The underlying or older rock mass. Often refers to rocks of Precambrian age which may be covered by younger rocks.
BASE METAL -- Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.)
BEDDING -- The arrangement of sedimentary rocks in layers.
BLOCK CAVING -- An inexpensive method of mining in which large blocks of ore are undercut, causing the ore to break or cave under its own weight. BRECCIA -- A rock in which angular fragments are surrounded by a mass of fine-grained minerals.
BULK MINING -- Any large-scale, mechanized method of ming involving many thousands of tonnes of ore being brought to surface per day.
CATHODE -- A rectangular plate of metal, produced by electrolytic refining, which is melted into commercial shapes such as wirebars, billets, ingots, etc.
CHALCOCITE -- A sulphide mineral of copper common in the zone of secondary enrichment.
CHANNEL SAMPLE -- A sample composed of pieces of vein or mineral deposit that have been cut out a small trench or channel, usually about 10 cm wide and 2 cm deep.
CHUTE -- An opening, usually constructed of timber and equipped with a gate, through which ore is drawn from a stope into mine cars.
COMPLEX ORE -- An ore containing a number of minerals of economic value. The term often implies that there are metallurgical difficulties in liberating and separating the valuable metals.
CONCENTRATE -- A fine, powdery product of the milling process containing a high percentage of valuable metal.
CONGLOMERATE -- A sedimentary rock consisting of rounded, water-worn pebble or boulders cemented into a solid mass.
CONTACT -- A geological term used to describe the line or plane along which two different rock formations meet.
CORE -- The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.
CROSSCUT -- A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.
CUT-AND-FILL -- A method of stoping in which ore is removed in slices, or lifts, and then the excavation is filled with rock or other waste material (backfill), before the subsequent slice is extracted.
DECLINE -- An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.
DEVELOPMENT -- Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.
DEVELOPMENT DRILLING -- Drilling to establish accurate estimates of mineral reserves.
DIAMOND DRILL -- A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.
DILUTION (mining) -- Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore. DIP -- The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.
DISSEMINATED ORE -- Ore carrying small particles of valuable minerals spread more or less uniformly through the host rock.
DORE -- Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.
DRIFT -- A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.
DRILL-INDICATED RESOURCE -- The size and quality of a potential orebody as suggested by widely spaced drillholes; more work is required before the resource can be classified as probable or proven reserves.
DUE DILIGENCE -- The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.
DUMP -- A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.
ELECTROLYTIC REFINING -- The process of purifying metal ingots that are suspended as anodes in an electrolytic bath, alternated with refined sheets of the same metal which act as starters or cathodes. ENVIRONMENTAL IMPACT STUDY -- A written report, compiled prior to production decision, that examines the effects proposed mining activities will have on the natural surroundings.
EPITHERMAL DEPOSIT -- A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.
EXPLORATION -- Work involved in searching for ore, usually by drilling or driving a drift.
FACE -- The end of a drift, crosscut or stope in which work is taking place.
FISSURE -- An extensive crack, break or fracture in rocks.
FLOAT -- Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action. FLOTATION -- a milling process in which valuable mineral particles are induced to become attached to bubbles and float, while others sink. FOOTWALL -- The rock on the underside of a vein or ore structure. FRACTURE -- A break in the rock, the opening of which allows mineral-bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.
FREE MILLING - Ores of gold or silver from which the precious metals can be recovered by concentrating methods without resort to pressure leaching or other chemical treatment.
GALENA -- Lead sulphide, the most common ore mineral of lead.
GOSSAN -- The rust-colored capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulphides.
GRAB SAMPLE -- A sample from a rock outcrop that is assayed to determine if valuable elements are contained in the rock. A grab sample is not intended to be representative of the deposit, and usually the best-looking material is selected.
GRADE -- The average assay of a ton of ore, reflecting metal content. HANGINGWALL -- The rock on the upper side of a vein or ore deposit.
HEAD GRADE -- The average grade of ore fed into a mill.
HEAP LEACHING -- A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.
HIGH GRADE -- Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.
HOST ROCK -- The rock surrounding an ore deposit.
HYDROMETALLURGY -- The treatment of ore by wet processes (e.g., leaching) resulting in the solution of a metal and its subsequent recovery.
INTRUSIVE -- A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.
LAGGING -- Planks or small timbers placed between steel ribs along the roof of a stope or drift to prevent rocks from falling, rather than to support the main weight of the overlying rocks.
LENS -- Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.
LEVEL -- The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.
LIMESTONE -- A bedded, sedimentary deposit consisting chiefly of calcium carbonate.
LODE -- A mineral deposit in solid rock.
METAMORPHIC ROCKS -- Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.
MILL -- A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.
MILLING ORE -- Ore that contains sufficient valuable mineral to be treated by milling process.
MINERAL -- A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.
MINERALIZED MATERIAL OR DEPOSIT -- A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.
MUCK -- Ore or rock that has been broken by blasting.
NATIVE METAL -- A metal occurring in nature in pure form, uncombined with other elements.
NET PROFIT INTEREST -- A portion of the profit remaining after all charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.
NET SMELTER RETURN -- A share of the net revenues generated from the sale of metal produced by a mine.
OPEN PIT -- A mine that is entirely on surface. Also referred to as an open-cut or open-case mine.
ORE -- Mineralized material that can be mined and processed at a positive cash flow.
ORE PASS -- Vertical or inclined passage for the downward transfer of ore connecting a level with the hoisting shaft or a lower level.
OREBODY -- A natural concentration of valuable material that can be extracted and sold at a profit.
ORESHOOT -- The portion, or length, of a vein or other structure, that carries sufficient valuable mineral to be extracted profitably. OXIDATION -- A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral. PARTICIPATING INTEREST -- A company's interest in a mine, which entitles it to a certain percentage of profits in return for putting up an equal percentage of the capital cost of the project.
PATENT -- The ultimate stage of holding a mineral claim, after which no more assessment work is necessary because all mineral rights have been earned.
PATENTED MINING CLAIM -- A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the fee simple title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.
PILLAR -- A block of solid ore or other rock left in place to structurally support the shaft, walls or roof of a mine.
PORPHYRY -- Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.
PRECAMBRIAN SHIELD -- The oldest, most stable regions of the Earth's crust, the largest of which is the Canadian Shield.
PROSPECT -- A mining property, the value of which has not been determined by exploration.
PROBABLE (INDICATED) RESERVES -- Resources for which tonnage and grade and/or quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation. PROVEN (MEASURED) RESERVES -- Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20 percent.
PROVEN AND PROBABLE MINERAL RESERVES -- Reserves that reflect estimates of the quantities and grades of mineralized material at a mine which the Company believes could be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for such mineralized material. Mineral reserves are stated separately for each such mine, based upon factors relevant to each mine. Proven and probable mineral reserves are based on calculations of reserves provided by the operator of a property that have been reviewed but not independently confirmed by the Company. Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.
RAISE -- A vertical or inclined underground working that has been excavated from the bottom upward.
RAKE -- The trend of an orebody along the direction of its strike. RECLAMATION -- The restoration of a site after mining or exploration activity is completed.
RECOVERY -- The percentage of valuable metal in the ore that is recovered by metallurgical treatment.
REPLACEMENT ORE -- Ore formed by a process during which certain minerals have passed into solution and have been carried away, while valuable minerals from the solution have been deposited in the place of those removed.
RESERVES -- That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals. Reserves are further classified by SEC guidelines as "Proven Reserves" or "Probable Reserves" according to the degree of assurance in the reserve determination data.
RESOURCE -- The calculated amount of material in a mineral deposit, based on limited drill information.
RIB SAMPLES -- Ore taken from rib pillars in a mine to determine metal content.
ROCKBOLTING -- The act of supporting openings in rock with steel bolts anchored in holes drilled especially for this purpose.
ROCK MECHANICS -- The study of the mechanical properties of rocks, which includes stress conditions around mine openings and the ability of rocks and underground structures to withstand these stresses.
ROOM-AND-PILLAR MINING -- A method of mining flat-lying ore deposits in which the mined-out area, or rooms, are separated by pillars of approximately the same size.
ROTARY DRILL -- A machine that drills holes by rotating a rigid, tubular string of drill rods to which is attached a bit. Commonly used for drilling large-diameter blastholes in open pit mines.
ROYALTY -- An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.
RUN-OF-MINE -- A loose term used to describe ore of average grade. SAMPLE -- A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.
SECONDARY ENRICHMENT -- Enrichment of a vein or mineral deposit by minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another.
SHAFT -- A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.
SHEAR OR SHEARING -- The deformation of rocks by lateral movement along unnumberable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity. SHRINKAGE STOPING -- A stoping method which uses part of the broken ore as a working platform and as support for the walls of the stope.
SKARN -- Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolostone formation. SOLVENT EXTRACTION-ELECTROWINNIG (SX/EW) -- A metallurgical technique, so far applied only to copper ores, in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis. SPHALERITE -- A zinc sulphide mineral; the most common ore mineral of zinc.
STEP-OUT DRILLING -- Holes drilled to intersect a mineralization horizon or structure along strike or down dip.
STOCKPILE -- Broken ore heaped on surface, pending treatment or shipment.
STOPE -- An underground excavation from which ore has been extracted either above or below mine level.
STRATIGRAPHY -- Strictly, the description of bedded rock sequences; used loosely, the sequence of bedded rocks in a particular area.
STRIKE -- The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.
STRINGER -- A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.
STRIPPING RATIO -- The ratio of tons removed as waste relative to the number of tons or ore removed from an open pit mine.
SUBLEVEL -- A level or working horizon in a mine between main working levels.
SULPHIDE -- A compound of sulphur and some other element.
TAILINGS -- Material rejected from a mill after more of the recoverable valuable minerals have been extracted.
TAILINGS POND -- A low-lying depression used to confine tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.
TREND -- The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.
TROY OUNCE -- Unit of weight measurement used for all precious metals. The familiar 16-ounce avoirdupois pound equals 14.583 Troy Ounces. UNPATENTED MINING CLAIM -- A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.
VEIN -- A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.
VUG -- A small cavity in a rock, frequently lined with well-formed crystals. Amethyst commonly forms in these cavities.
WALL ROCKS -- Rock units on either side of an orebody. The hangingwall and footwall rocks of an orebody.
WASTE -- Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.
WINZE -- An internal shaft.
ZONE OF OXIDATION -- The upper portion of an orebody that has been oxidized.

ITEM 2.                         PROPERTIES

     The Company owns, or controls through leases and mining claims, 99,019 acres of mining and mineral exploration properties within the state of Utah. The properties are categorized into project areas. Table
2.1 provides an overview of the Company's projects in terms of acreage and the nature of the property holding.


TABLE 2.1 - COMPANY PROPERTIES AND PROJECTS

                                                                Utah            Federal
                                                                State           Unpatented
                                                Private         Mineral         Mining
                                                Property        Leases          Claims          TOTAL
Company Project         Geographical Region     (Acres)         (Acres)         (Acres)         (ACRES)
====================    ====================    ========        ========        ========        ========
OK - South Utah Copper  Milford/Beaver             982           2,456           5,247           8,685
Blue Mountain           Milford/Beaver              --           4,119           8,910          13,029
Bradshaw-Cave Canyon    Milford/Beaver             260           1,311             950           2,521
Kings Canyon            Southwestern Utah           --           5,760          40,035          45,795
Tintic                  Tintic District         11,133           1,930           1,693          14,756
West Tintic-Centurion   West Tintic District     9,774              --           1,129          10,903
Other Miscellaneous     Utah (miscellaneous)     1,113           1,920             297           3,330
                                                ======          ======          ======          ======
--                      TOTALS:                 22,262          17,496          58,261          99,019


TABLE 2.2 - DRILLING COMPLETED DURING FISCAL 1996 USING COMPANY DRILL RIGS

                                Number of               Total Amount of
Company Project                 Holes Drilled           Footage Drilled
===================             =============           ===============
OK - South Utah Copper                     50                    12,740
Kings Canyon                               22                    17,800
Tintic - Trench 14                         15                     5,100
Tintic - Dragon Mine Area                   2                     1,625
Tintic - Ajax Mine Area                     2                     1,820
Tintic - Mammoth Mine Area                  4                     1,000
Blue Mountain                               5                     2,305
                                =============           ===============
TOTALS:                                   100                    42,390

                 COMPANY DRILL RIGS AND DRILLING CAPABILITY

     The Company has pursued a vigorous equipment acquisition plan since fiscal 1995. In that year the Company purchased a track-mounted percussion drill with a depth capability of 250 feet. During fiscal 1996, the Company purchased three additional exploration drill rigs and accessory equipment: (1) a Longyear Model 44 diamond core drill that has a depth capability in excess of 2,000 feet; (2) a CP 650 drill, which is a truck-mounted reverse circulation rotary drill that has a depth capability of 1500 feet; and (3) a Bazooka drill, which is an air-powered drill designed for drilling core underground and has a depth capability of 150 feet. Also during fiscal years 1995 and 1996, the Company acquired accessory equipment including two water trucks, two air compressors, drill steel, tools and four support trucks. During fiscal 1996, the Company engaged the qualified services of trained personnel to operate these drill rigs at the OK Copper Mine, Kings Canyon, Tintic, and Blue Mountain project areas, as shown above in Table 2.2.

                              COMPANY ASSAY LAB

     During fiscal 1996, the Company also began the installation of a complete professional level assay lab at its Mammoth, Utah office, and engaged the services of experienced professionals and staff to conduct the Company's assay work. This assay lab is scheduled to be completed during the second quarter of fiscal 1997. Thereafter, the Company anticipates that it will not be dependent upon the services of outside assay labs for its production assay work, instead relying upon outside labs only for necessary verification. This should reduce delays in receiving assay results and hasten exploration and mine development based on such assay results.

                              COMPANY PROJECTS

     The Company's projects hold excellent potential for significant mineral discoveries. During fiscal 1996 the Company focused considerable time and money on mineral exploration at the Kings Canyon Project. Also during fiscal 1996, the Company established a complete surface support facility for mining and exploration at its Tintic Project, and began renovation of the Mammoth mine shaft in preparation of future production.

     The Company has prioritized its projects for fiscal 1997, as it did for fiscal 1996, in terms of its goal of generating cash flow from production and increasing shareholder value through mineral discovery. In fiscal 1996, for example, the Company entered a joint venture with BHP Minerals at the "Little Bingham" property in West Tintic, thereby increasing capital expenditures through the participation of a larger mining company. For fiscal 1997, the OK Copper Mine-South Utah Project holds the best potential for generating near-term cash flow from mine production. Also during 1997, the Company is actively pursuing joint venture partners for both its Kings Canyon and Tintic projects.

     The following sections discuss the OK Mine-South Utah Copper Project, the Kings Canyon Project, and the Tintic Project in detail. A final section reviews the property potential of the Company's other less-advanced projects. (However, because the terms of the BHP-Centurion joint venture are discussed above in Item 1, under the heading entitled "Joint Ventures", it is not discussed further in Item 2.)

OK OPEN PIT MINE - SOUTH UTAH COPPER PROJECT (OK MINE PROJECT):
---------------------------------------------------------------
     The Company's 8,685 acre OK Mine Project is located about 10 miles northwest of Milford, Utah. The project property is centered around the Company-owned OK Mine which contains significant proven and probable oxide copper reserves. The Company operates the OK Project through its 100 percent owned subsidiary, Dotson Exploration Company ("Dotson Exploration"), and intends to construct a solvent-extraction electrowinning (SX/EW) copper recovery plant at the OK Mine during fiscal 1997. From the copper reserves mined in the project area, the plant will produce 99.998 percent pure copper cathodes for sale to manufacturers and commodity brokers. This production effort is at the heart of the Company's near-term business plan. The Company intends to apply a portion of the cash flow from sales of these copper cathodes towards the funding of continued exploration and development on its other mineral properties, with the long-term view goal of increasing shareholder value.

     The OK Mine property is situated in the Beaver Lake mining district, which was established in the late 1800's, and produced gold and silver, as well as copper and other base metals. The previous operators of the OK Mine ceased production in 1974 when the average ore grade dropped below 1 percent copper, leaving a large tonnage of mineralized rock. Because of advances in SX/EW copper recovery technology, this mineralization has been determined to be mineable at a profit, even at substantially lower grades than 1 percent copper.

     In addition to the proven and probable copper reserves in the OK Mine, the surrounding property contains widespread oxide copper mineralization at the surface and outstanding potential for the discovery of proven oxide copper mineralized resources at depth. The property also has potential for a large-tonnage, buried copper-molybdenum porphyry deposit. The Company is currently conducting an aggressive drill program on the property to increase the proven oxide copper reserves and to explore for a large buried porphyry copper deposit.

     In January 1996, the Company hired the HMS Co., an independent mine planning firm, to complete a preliminary feasibility study for the OK Mine based on Company drilling results completed through 1995. HMS calculated ore reserves using the cross-sectional method with a cutoff of 0.2 percent copper at the surface increasing to 0.3 percent at levels below 500 feet. The HMS calculations indicate that the OK contains 1,900,000 tons of proven-probable ore grading 0.623 percent copper. Low grade ore dumps which the previous operators had stockpiled in anticipation of higher copper prices total an additional 1,973,000 tons of proven-probable ore grading 0.319 percent copper. Based on HMS recommendations, the Company completed a comprehensive surveying and backhoe sampling program in July 1996 to determine the tonnage and grade of the stockpiles as reported here. This tonnage of in-place and stockpiled ore, which contains about 36 million pounds of copper, is sufficient for the first four years of mining with SX/EW copper recovery methods. HMS also estimated that the potential resource outside the existing OK Mine pit totaled 6,000,000 tons grading 0.5 percent copper. HMS based this estimate on scattered drill results, surface geochemical sampling and geologic mapping. HMS concluded in its March 14, 1996 report:

      "The OK Copper Mine Project is viable, and has the potential to generate a positive annual cash flow of more than $5,000,000. Development should proceed at the OK
     Mine, with the aim of bringing the mine into production in 1997."

     Based on the favorable preliminary feasibility study, the Company hired Mr. Rick Havenstrite as OK Project Manager, and Mr. Bill McCombs as OK Mine Construction Manager and Process Superintendent in April 1996. The two men had worked together from 1992 to 1996 at Arimetco's Yerington, Nevada copper mine and SX/EW plant as General Manager and SX/EW and Construction Superintendent, respectively. Havenstrite is a registered professional mining engineer (Nevada #7210) with 16 years of mining experience. McCombs has completed three years of university level engineering training and has 23 years experience in management of SX/EW mining operations.

     Under the direction of Havenstrite and McCombs, support personnel of the Company began work on permit applications for the OK Project in April 1996. By the end of fiscal 1996, the Company had received the following permits: (1) Special Use Permit from Beaver County, Utah; (2) Power Line Right-of-Way Permit from the US Bureau of Land Management and the Utah Highway Department; and (3) Ground Water Usage Permit from the Utah Department of Environmental Quality. Under the Groundwater Usage Permit, the Company completed two water wells for the Project. Water supply at the Project site is plentiful and more than adequate for the planned SX/EW operation. The Company has authorization to complete a third water well when desired.

     As of the date of this filing, the Company's Air Quality Permit and Ground Water Discharge Permit applications were under review by the Utah Department of Environmental Quality, and the Company's Reclamation Plan Permit application was under review by the Utah Department of Oil, Gas and Mining. The Company expects to receive these three permits during or following the second quarter of fiscal 1997. To the Company's knowledge, no federal permits are required for either air quality, reclamation or ground water because the OK will operate on the Company's Dotson Exploration-owned private property. Dotson Exploration has completed all state-required archeological and environmental surveys for the OK Project. The State of Utah requires no further archeological, plant and wildlife studies because no archeological sites or endangered species of plants or animals are currently known to exist in the Project area.

     In its report of March 14, 1996, HMS recommended that the Company complete exploration drilling along a 500 foot wide and 3000 foot long fault zone which trends roughly east of the existing OK pit. This fault zone is known as the "OK-Mary I Trend" because it connects the OK Mine with the historic Mary I underground prospect about 2,000 feet east of the OK. Beginning in April 1996, the Company completed 22 reverse circulation and 28 air-track percussion holes along the OK-Mary I trend for a total of 12,740 feet of drilling on the property during fiscal year 1996. The Company intends to continue drilling during the first and second quarters of 1997 and then complete a new comprehensive reserve calculation. Preliminary results of drilling around the Mary I prospect are particularly favorable. The ore at the Mary I exists near-surface and will require minimal stripping. It is the Company's forward-looking projection, based on all indications to date, that the estimate by HMS, which calculates an additional 6 million tons of mineral resources, suggests a conservative assessment of the property potential.

     The Company estimates that the construction of the SX/EW plant and the commencement of mining operations at the OK will require an estimated $6 million, and be completed within six months. Cash flow from sales of copper cathode are expected to be generated within the first quarter of operations. Thereafter, the Company anticipates that the OK Mine Project will finance all of the Company's operations internally through continued sales of copper cathode.

KINGS CANYON PROJECT:
---------------------
     Kings Canyon is a large, high quality, grass-roots gold exploration property first identified in 1988. Centurion's project area of 45,795 acres lies about 60 miles west of the town of Delta, Utah, and is accessible by US Highways 6 and 56 and by improved gravel and dirt roads. The property has no previous mining history. Electrical and water supply are available near or within the project area for mining operations.

     The Kings Canyon area is host to widespread gold mineralization and geochemical anomalies over 50 square miles. Although Kings Canyon is a "grass roots" project, the Main Discovery Area contains a drilled out, shallow gold deposit which contains more than 200,000 ounces of gold upon which Centurion owns a 4 percent production royalty interest. Cash costs for this discovery were less than $10 per ounce of contained gold. Comprehensive geologic studies of the Kings Canyon area by Centurion since 1992 have established that the Discovery Area was only one of the more favorable drill targets on the property.

     The Company conducted a 22 hole, 17,800 foot drilling program on the property in fiscal 1996. In August 1996, Centurion's drill hole CKC-96-10, tested an area several miles south of the Main Discovery and intercepted gold at a grade of 0.615 ounces per ton and silver at a grade of 2.3 ounces per ton in the 10 foot interval between 250 to 260 feet. Between 270 and 280 feet the gold grade was 0.112 ounces per ton. Between 420 and 450 feet the silver grade was 2.9 ounces per ton. The Company is currently drilling a core hole next to the site of CKC-96-10 using its Longyear Model 44 diamond core drill rig. The core from the hole should provide substantial geologic insight into this new gold discovery zone and will be used to direct further exploration drilling in the area.

     Adjacent to Centurion's 100 percent controlled properties, the Company owns a 4 percent production royalty on all minerals produced from 82 claims (1,600 acres), and the Company owns a 1.5 percent production royalty on an additional 12 Utah Mineral Leases (5,500 acres) held by another company. Centurion's data base from exploration completed from 1988 to present includes assays from more than 200 drill holes totaling more than 100,000 feet, assays from 1,751 surface rock chip samples collected over a 60 square mile area, and geophysical survey data from VLF, CSAMT and ground magnetic surveys on specific targets.

     Metallurgical tests conducted on drill cuttings from the Main Discovery deposit indicate that gold can be economically recovered by using standard cyanide heap leach techniques. Bottle roll tests were conducted on six composite samples representing nine drill holes. Gold recoveries averaged about 75 percent with 96 hours of leaching. Extraction rates were rapid, with recovery substantially complete in 6 to 24 hours. Cyanide consumption averaged 0.29 pounds per ton.

      For the past several years concern about the nearby King Top wilderness study area (WSA) has delayed exploration of a portion of the Kings Canyon property. However, the Main Discovery deposit and Centurion's CKC-96-10 gold discovery zone are both outside the WSA, as are most of the promising exploration targets. Centurion's management believes that the WSA will not be approved for permanent inclusion within the wilderness system. The U.S. Bureau of Land Management, which manages federal wilderness and wilderness study areas, and the Utah state government have both concluded that the King Ton WSA is unsuitable for wilderness designation. All of Centurion's present exploration targets are outside the present King Top WSA.

     The Company expects to have a joint venture partner to finance its Kings Canyon Project within fiscal 1997.

TINTIC PROJECT:
---------------
     The Tintic mining district lies about 70 miles southwest of Salt Lake City. The value of past production of gold, silver, copper, lead and zinc from the district in today's dollars is close to $2 billion. Centurion's Tintic properties of 14,756 acres are strategic to the Company's business plan of establishing cash flow from production in order to finance mineral exploration and discovery. Centurion now owns or controls 40 historic previously producing mines with a combined past production history of more than 1.8 million ounces of gold, 165 million ounces of silver and 200 million pounds of copper.

     Centurion has full ownership of six of the top historic producers in the district: the Mammoth, the Grand Central, the Centennial Eureka, the Gold Chain, the Victoria, and the Bullion Beck mines. This complex of mines, and others which Centurion controls, were neither mined nor explored deeper than the permanent water table. No other mines in the immediate vicinity conducted commercial mining operations greater than 1,500 feet below the permanent water table. Economic conditions during the 1920's and 1930's forced the closure of many of these mines. Furthermore, property boundary disputes often hindered development.

     By consolidating ownership and control of these properties, Centurion has eliminated the land boundary problems. By consolidating these properties in the 1990's -- with today's metal prices and modern mining and de-watering methods -- Centurion has the incentive and the technology to carry out an intensive exploration and development program on its Tintic properties. Furthermore, the Company has proven and probable ore in the Mammoth Mine. The mining and sale of this ore potentially could finance the entire exploration and development program.

     Mammoth mine records show that the shaft pillar, a mineralized zone proximal to the mine shaft from the 150 foot level to the 550 foot level, contains an estimated 42,000 tons of probable ore grading 0.18 ounces per ton gold, 23 ounces per ton silver, and 4.5 percent copper. The Company believes that these reserves are mineable from the surface using the existing shaft and underground workings. Mine records also show that the New Park Mining Company drilled into significant ore reserves in the 2400 to 2600 foot levels of the Mammoth during the 1970's and left these reserves in-place when they terminated operations. These proven and probable reserves total 116,000 tons grading 0.284 ounces per ton gold, 15.2 ounces per ton silver and 1.3 percent copper.

     During fiscal 1996, the Company began engineering plans for con-structing a decline ramp which would intersect the Mammoth workings at about the 1600 foot level and again at about the 2600 level, as well as intersect other exploration targets in the area such as the Butterfly Stope in the Grand Central mine to the east. "Ramp mining" is a modern production technique that uses trackless equipment to remove ore for less than $16 per ton, a significantly lower cost than the approximate $40 per ton cost of traditional shaft and rail car method. The Company would initially use the ramp technique to mine the Mammoth New Park reserves and any other ore zones encountered. The ramp would also serve as an underground drilling platform throughout its length. Ultimately the ramp could be extended to access the exploration targets beneath the water table throughout all of Centurion's properties in the area.

     In December 1996, Company geologists completed a comprehensive series of reports which outline and summarize several dozen surface and underground exploration targets on Centurion's Tintic properties. The reports culminate a work-in-progress which began in 1993. The targets have be developed from geochemical sampling, surface and underground geologic mapping, and previous drilling. The reports are now being submitted to potential joint venture partners.

     During fiscal 1996, the Company drilled 2,820 feet in 6 holes around the surface of the Mammoth and Ajax mines. The Company also re-timbered the Mammoth shaft to the 300 foot level, refurbished the Mammoth shaft hoist, overhauled the Company's electrical mine equipment, and installed electrical and air supply to the Mammoth mine, all according to modern MSHA standards. In addition, the Company also drilled a water well, obtained water use permits, and established a water delivery and plumbing system for the entire Mammoth mine complex. The system includes three pumps, about 11,000 feet of pipeline, two 10,000 gallon storage tanks and a 100,000 gallon reservoir. Last, but not least, a septic system was installed.

     Renovation of the shop buildings, offices and houses at the Mammoth complex, a project that was begun in 1995, neared completion in 1996. The Mammoth complex, which includes a professional quality assay lab, is a central exploration-support facility not just for the Tintic Project, but for all of the Company's other projects as well.

     In 1996, the Company also drilled 5,100 feet in 15 holes around the Sunbeam mine area, a mile south of Mammoth, and 1,625 feet in two holes at the Dragon mine, about 2000 feet north of the Sunbeam. The Sunbeam holes explored a disseminated gold target known as the Trench 14 area. This is a gold mineralized zone that measures at least 800 by 1000 feet, and is open for extension on three sides and at depth. The two Dragon holes tested for additional zones of copper mineralization which were identified by a series of 1993 drill holes. Follow-up work is required in both areas.

     The Company sent samples of Dragon halloysite clay to a leading manufacturer of fine china in September. Results of suitability tests for using Dragon clay in china manufacturing are pending. In July 1996, the Company acquired a Utah state mineral lease in western Utah which contains high quality halloysite. Samples of this halloysite were sent to the same manufacturer. Their tests indicate that this halloysite is high grade and suitable for fine china manufacturing. The manufacturer has expressed a desire for bulk quantities. Centurion plans to drill test the deposit in 1997 to determine available tonnage.

OTHER PROJECTS:
---------------
The Company's other projects include Blue Mountain, 13,029 acres, and Bradshaw-Cave Canyon, 2,521 acres. Both are located in the Milford/Beaver area. The Blue Mountain Project, located about 30 miles southwest of Milford, Utah is the more advanced of the two.

     Disseminated copper mineralization is widespread across the Blue Mountain property with numerous small prospects that contain ore grade bearing rock. Centurion geologists have also discovered one large zone of gold mineralization at the surface measuring at least 8,000 feet long and 1,000 feet wide, with maximum surface values of 0.078 ounces per ton gold. Geological evidence indicates a porphyry copper environment and related gold deposits. The Company drilled 2,305 feet in five holes at Blue Mountain in fiscal 1996. The Blue Mountain property offers an excellent opportunity for the discovery and development of commercially mineable gold and copper ore reserves. Extensive further drilling is planned for 1997.

     The Bradshaw-Cave Canyon property is located about 12 mile southeast of Milford, Utah in the Bradshaw mining district. The Bradshaw district was one of the first mining districts developed by Utah pioneers during the 1800's. Mineralization on the property consists of widespread gold, silver and copper disseminations and veins in limestone wallrocks. The property has never been drilled by modern exploratory methods. Centurion exploration to date consists of only of geochemical sampling and reconnaissance mapping. Nine of 14 surface samples gathered in the fall of 1995 contained gold grades greater than 0.100 ounces per ton. The highest grade was 0.983 ounces per ton gold. All of the samples contained greater than 0.19 percent copper. The highest copper grade was
4.82 percent. An exploration drill program to test the property is planned for fiscal 1997.

     The project entitled "West Tintic - Centurion Project" in Table 2.1, of 10,903 acres, is not part of the Little Bingham - BHP joint venture, but represents private mineral rights and federal mining claims which Centurion holds for its own account. The Company did not conduct any exploration or development work on these properties during fiscal 1996, and none is planned for fiscal 1997. Finally, the project entitled "Other Misc." in Table 2.1, represents 3,330 collective acres of disparate mineral properties. The Company did not perform any exploration or development work during fiscal 1996, and none is planned during fiscal 1997.

ITEM 3.                         LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceedings incidental to the Company's business or properties that involve primarily a claim for damages in excess of 10 percent of current assets, excluding interest and costs. The Company is involved as a defendant in a state court action actively contesting a claim that it breached a lease agreement. The plaintiff in that suit is seeking damages in the amount of $100,000, which is signifi-cantly less that 10 percent of current assets. Management of the Company believes that there is only a very small likelihood of a significant unfa-vorable outcome and, therefore, no adjustments to the financial statements have been made to reflect a material uncertainty regarding the Company's exposure to liability. Management and legal counsel are of the opinion that the ultimate disposition of such litigation should have no material adverse effect on the Company's financial position or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders during the fourth quarter of fiscal 1996.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Centurion's common shares are traded in the over-the-counter market and have been quoted since 1988 on the National Association of Securities Dealers Automated Quotations System (Nasdaq) under the symbol: CTMC. The prices listed below are the highest and lowest sales quotations reported to Centurion during each fiscal quarter for the period October 1, 1994, through September 30, 1996. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions:


       FISCAL QUARTER ENDED     HIGH    LOW
       December 31, 1994        2.38    1.31
       March 31, 1995           2.25    1.31
       June 30, 1995            1.72    1.19
       September 30, 1995       2.31    1.13
       December 31, 1995        2.06    1.41
       March 31, 1996           2.03    1.38
       June 30, 1996            1.88    1.31
       September 30,1996        1.66    0.88

     At December 16, 1996, there were approximately 820 shareholders of record of Centurion's common shares.

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


SELECTED FINANCIAL DATA FISCAL YEAR ENDED SEPTEMBER 30
                          1996           1995           1994           1993 <F1>     1992 <F1>
                          ------------   ------------   ------------   -----------   -----------
RESULTS OF OPERATIONS:    $              $              $              $             $

Revenues                            0              0              0              0       830,100

Loss before extra-
ordinary item              (1,660,483)    (2,635,655)    (2,372,790)    (1,142,513)     (401,993)

Net income (loss)          (1,660,483)    (2,635,655)    (2,372,790)    (1,142,513)      155,216

Loss per common share
before extraordinary item        (.07)          (.11)          (.12)          (.06)         (.02)

Net income (loss)
per common share                 (.07)          (.11)          (.12)          (.06)         (.01)

BALANCE SHEET DATA:       $              $              $              $             $

Total assets                9,770,328      8,658,470      8,492,800      4,161,162     2,955,912

Working capital
(deficit)                      16,695        (51,771)       637,171        290,104       294,467

Long-term debt                106,436              0              0              0             0

Stockholders' equity        9,256,926      8,265,862      7,940,307      3,828,689     2,669,776

      Certain reclassifications have been made to the fiscal 1993 and 1992 consolidated financial statements in order to conform to the fiscal 1995 presentation. (See Note 2.d to the Consolidated
Statements.)

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATION

                                          GENERAL

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. From inception of the Company to September 30, 1996, the Company has an accumulated deficit of $10,654,508. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or developmental work. These professional evaluations are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property can not be finally determined until extensive exploration and development work plus a detailed economic feasibility study have been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made.

     As of September 30, 1996, $8,849,485 of the Company's total assets of $9,770,328 are investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. The ultimate outcome of this matter cannot be determined at this time; and, accordingly, no provision for any asset impairment which may result in the event the Company is not successful in developing or selling these properties has been made in the Company's consolidated financial statements.

FINANCIAL CONDITION.
--------------------
     At September 30, 1996, the Company had a positive cash balance of $133,556 and accounts receivable of $33,842, of which $28,842 was collected subsequent to year end, and positive working capital of $16,695. Subsequent to September 30, 1996, the Company received an additional $193,500 from the sale of common shares. These funds will be used for future operating expenses. The Company's long-term debt is in the form of equipment leases.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------
     In comparison with its financial condition at September 30, 1996, the Company had, at September 30, 1995, $17,510 of cash, accounts receivable of $202,839, and negative working capital of $51,771. As in fiscal 1995, manage-ment determined for fiscal 1996 that it would be in the best interests of the Company to limit the private placement of common stock. The $5,000 receivable at September 30, 1995, and the $5,000 receivable at September 30, 1996, were for routine items due the Company. Prepaid mining leases decreased primarily due to a net relinquishment of leased mineral properties. Mineral properties, however, increased from $7,974,092 at September 30, 1995, to $8,849,485 at September 30, 1996, as a result of investments in, and the acquisition and exploration of, properties and equity investments in cash.

     Accounts payable decreased from $216,649 as of September 30, 1995, to $206,622 as of September 30, 1996, primarily because of management's efforts to reduce expenses. The accrued expenses payable increased from $11,818 as of September 30, 1995 to $45,587 as of September 30, 1996. For fiscal 1995, this expense item was the result of an accrual for directors' fees and em-ployees' salaries; for fiscal 1996, this expense item was the result of the accrual of employees' salaries, associated taxes and workers compensation insurance. Directors' fee shares are issued only upon the fulfillment of cer-tain conditions, but the fees are recorded on the Company's books at the earliest time that fees could become due, even though all of the conditions may not be met until a later date.

     The amount of cash used by the Company's operations decreased from $1,986,290 for fiscal 1995, to $521,981 for fiscal 1996. This decrease is primarily the result of a significant increase in the amount of "other income" thereby reducing the net loss for fiscal 1996. Also, the amount of cash used by the Company on acquisition and exploration of mineral properties increased from $307,220 in fiscal 1995 to $506,262 in fiscal 1996. This increase primarily is due to the acquisition of certain field and exploration equipment, whose purchase allows Company personnel to perform necessary exploration work with less dependence upon the availability of outside equipment and at a lower cost to the Company. The Company expended $250,551 in fiscal 1996 and $266,556 in fiscal 1995, to acquire equipment. The Company funded its cash expenditures primarily by issuing common shares for cash in the amount of $1,578,266 in fiscal 1996, and $1,867,000 in fiscal 1995. As in fiscal 1995, the Company expended $0 in fiscal 1996 to acquire interests in subsidiary companies.

     During the years ended September 30, 1996 and 1995, the Company made non-interest bearing advances to related parties of $25,000 and $182,904, respectively, and received payments from related parties of $193,997 and $68,133, respectively. During the years ended September 30, 1996 and 1995, the Company received advances from a shareholder of $5,961 and $33,400, respectively, and made payments of $32,800 and $32,850, respectively, on those advances.

     Management expects the Company's consolidated cash expenditures will approximate $3,170,000 during fiscal 1997. The anticipated cash expenditures consist of the following: $900,000 for exploration and development activities; $750,000 for production-related activities; $100,000 for acquisition of mineral properties; $220,000 for property lease payments; and $1,200,000 for general and administrative expenses. These cash expenditures are expected to be primarily funded from: 1) $150,000 from the sale of properties; 2) $1,820,000 of production income; 3) $1,000,000 from the partial liquidation of Royal common stock; and 4) $200,000 from joint venture partners. At September 30, 1996, the Company had working capital of $16,695. The Company also contemplates financing further exploration of its mineral properties through joint venture arrangements.

     The Company's long-term debt is partially related to the lease of equipment that was acquired during fiscal 1996. The other multi-year obligations of the Company are note payments on mining claims the Company has purchased, payments on mining claim leases that are cancelable at the Company's option, and a long-term debt obligation to a related company. Moreover, if the Company is not successful in raising additional equity capital, achieving production profitability, selling some of its mineral properties, or negotiating joint venture arrangements, the Company will reduce the level of expenditures by releasing some properties to match its cash flow position.

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

                            RESULTS OF OPERATIONS

Fiscal 1996 as Compared to Fiscal 1995.
---------------------------------------
     During fiscal 1996 and 1995 the Company had no revenues. Centurion did not receive advance mineral royalties or reimbursements related to venture properties. No properties were sold in fiscal 1996 or 1995; therefore, there was no corresponding cost of mineral properties sold.

     General and administrative expenses increased to $1,886,451 in fiscal 1996 from $1,776,876 in fiscal 1995. The increase primarily is the result of the increase in personnel and payroll expense. Accounting fees decreased from $118,000 in fiscal 1995 to $51,209 in fiscal 1996, primarily as a result of the decrease in the number and value of common shares issued to accounting personnel for services and in the fees paid to the Company's independent public accountants. Also, fees paid to consultants for technical, promotional and administrative work decreased from $679,000 during fiscal 1995 to $476,975 in fiscal 1996 due to a decrease in the number of consultants engaged by the Company. Office leasing costs increased from $51,000 in fiscal 1995 to $76,600 in fiscal 1996, due to the requirement for additional office space during fiscal 1996.

     The costs for office and technical supplies and of producing the Company's annual report decreased from $79,000 in fiscal 1995 to $52,600 in fiscal 1996, primarily as a result of cost-cutting policies implemented by management of the Company. Legal expenses decreased from $202,000 in fiscal 1995 to $131,501 in fiscal 1996, primarily because fewer mineral properties and companies were acquired in fiscal 1996 than in 1995, thereby reducing the legal fees and costs.

     In an effort to preserve cash, the Company has traditionally paid some of its expenses by issuing shares of common stock. (See "Summary of Stock Issuances," below.) The Company paid directors' fees during each of fiscal 1995 and 1996 by issuing shares of common stock and accounting for accruals of unissued shares. Centurion issued and accrued the same number of shares for directors' fees during fiscal 1995 as during fiscal 1996. The value of the shares issued and accrued, however, increased from $203,300 to $341,975 during 1995 and 1996, respectively. Because of the non-consolidation of Royal's accounts with Centurion's, the value of share issuances by Royal to its directors is not added to Centurion's general and administrative expense for fiscal 1996.

     Management of the Company believes the nature and level of general and administrative expenditures is appropriate, given the lack of operating revenue. The Company is continually evaluating potential mineral properties to acquire, administering exploration activities on current mineral properties, and preparing promotional materials for use in seeking additional sources of funds either through joint venture arrangements or additional equity investments. During fiscal 1996, the Company was successful in obtaining additional equity investments and in acquiring various mineral properties.

     Mineral lease expense increased from $204,821 in fiscal 1995 to $266,152 in fiscal 1996. The increase was due to the acquisition of additional mineral properties held under lease.

     Depreciation expense increased from $106,328 in fiscal 1995 to $136,282 in fiscal 1996. The Company acquired additional field and mining equipment, vehicles, and computer equipment for evaluation of the increased amount of technical data.

     The increase in interest and other income from $29,956 in fiscal 1995 to $155,254 in fiscal 1996, was the result primarily of joint venture payments to Centurion, an increase in the amount of management consulting fees paid to the Company, and from consideration received in the sale of an option agreement regarding Royal Silver shares.

     For fiscal 1996, the Company did not incur any loss from dilution of equity investment in any of its subsidiaries. However, during fiscal 1994, the Company's ownership interest in Royal decreased from 80.1 percent to 65.5 percent, resulting in a loss of $40,877 to the Company, as a result of an issuance by Royal of 127,500 shares of its common stock for compensation to its directors, and certain of its officers and consultants. In fiscal 1995, the Company experienced a loss of $686,809 on its investments accounted for under the equity method, due to the reduction in its ownership in Royal to 21.1 percent brought about as a result of the Royal-Celebration reorganization. The Company also experienced a loss of $154,431 from the disposition of assets, resulting from the abandonment of property held by Mazama Gold Corporation. In fiscal 1996, the Company recognized a gain of $482,413 from the sale of shares of common stock of Royal Silver Mines, Inc.

     As a result of the lack of revenues, the losses from operations and the negative income (expense), the Company had a net loss of $1,660,483, or $.07 per common share, in fiscal 1996 as compared to a net loss of $2,635,655, or $.11 per common share, in fiscal 1995.

     As noted, property sales cannot be predicted, and continuing revenues will not be generated by the Company until royalties on the properties sold are received or until the Company has a property in production. The Company is continuing to pursue opportunities to sell additional properties, as well as placing certain of its mineral properties into production.

FISCAL 1995 AS COMPARED TO FISCAL 1994.
---------------------------------------
     During fiscal 1995 and 1994 the Company had no revenues. Centurion did not receive advance mineral royalties or reimbursements related to venture properties. No properties were sold in fiscal 1995 or 1994; therefore, there was no corresponding cost of mineral properties sold.

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

     Office and technical supplies and the costs of the Company's annual report increased from $70,000 in fiscal 1994 to $79,000 in fiscal 1995. The Company used these materials to respond to the increase in requests for information about the Company from the investment community and for providing technical information used to evaluate the Company's mineral properties. Legal expenses increased from $92,000 in fiscal 1994 to $202,000 in fiscal 1995; the increase is due largely to non-recurring litigation costs (of matters that have been resolved or terminated in its favor), and is also the result of the acquisition of properties and subsidiaries, and costs related to additional regulatory or environmentally-related filings and activities.

     In an effort to preserve cash, the Company has traditionally paid some of its expenses by issuing shares of common stock. (See "Summary of Stock Issuances," below.) Directors' fees were paid by issuing shares of common stock or accruals for unissued shares during each of fiscal 1994 and 1995. Centurion issued and accrued the same number of shares for Directors' fees during fiscal 1994 as during fiscal 1995.
The value of the shares issued and accrued, however, decreased from $211,000 to $171,000 for fees earned during 1994 and 1995, respectively. Because of the non- consolidation of Royal's accounts with Centurion's, the value of share issuances by Royal to its Directors is not added to Centurion's general and administrative expense for fiscal 1995, thereby resulting in the largest decrease in general and administrative expense as compared to fiscal 1994, during which Royal was a consolidated subsidiary of Centurion, and had issued shares valued at $649,000 to its Directors and Officers.

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

                             OTHER MATTERS

     The Financial Accounting Standards Board has issued new
Statements of Financial Accounting Standards entitled "Accounting for Impairment of Long-Lived Assets" and "Accounting for Stock-Based Compensation." The Company does not believe that adoption of these standards will have a material effect on the financial statements, although the Company has not performed a detailed analysis of the impact of these statements. See Note 2 to Financial Statements.

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

     Given management's significant reliance on the issuance of capital stock for various purposes, the following table summarizes by category the number of shares and the total value assigned to the shares for each of the fiscal years 1996, 1995, and 1994. All shares issued to affiliates of the Company are assigned a dollar value on the books at their market value. Nonrestricted, free-trading shares issued to non-affiliates are also valued at market. The value assigned is determined based on the average of the bid and ask price on the date of issuance. By comparison, the value assigned to restricted shares is determined based on other issuances of restricted shares for cash, which generally has been 85 percent of the value of nonrestricted shares on the date of issuance.

SUMMARY OF STOCK ISSUANCES

                                FYE 1996                 FYE 1995                 FYE 1993
                                ----------------------   ----------------------   ----------------------
                                               $ Value                  $ Value                  $ Value
Description                      # Shares     Assigned    # Shares     Assigned    # Shares     Assigned
--------------------------      ---------   ----------   ---------   ----------   ---------   ----------

Stock issued For Services:

 Compensation - Employee          258,350      369,297     193,700      527,430     100,250      297,673
  Directors' Fees                 245,000      341,975     143,000      203,300      40,000       93,188
  Consulting - Geologic            16,800       22,344      38,700       78,174       1,100        2,385
  Services - Nonemployee           36,100       52,345      23,250       45,403      17,000       28,600
                                ---------   ----------   ---------   ----------   ---------   ----------
                                  556,250      785,961     398,650      854,307     158,350      421,846
Repayment of Cash Advances
and Notes Payable                  25,000       38,760       8,000       13,050       8,534       20,000
Lease Payments                        100          156      25,100       40,803           0            0

Mineral Property
& Business Acquisitions:
  Dotson Exploration              136,400      218,404     105,000      186,050     120,600      433,796
  Royal Silver Mines                    0            0           0            0         800      456,956
  Jefferson-Pacific                     0            0           0            0     140,000      366,800
  South Iron Blossom               20,000       30,000           0            0           0            0
                                ---------   ----------   ---------   ----------   ---------   ----------
                                  181,500      287,320     105,000      186,050     261,400    1,257,552
Issuance of Shares for
  Cash in Private Placements
  and Regulation S Offerings    1,388,656    1,353,266     900,000    1,252,000   2,616,000    5,047,510
Upon Exercise of Stock Options    150,000      225,000     210,000      315,000      25,000       37,500
                                ---------   ----------   ---------   ----------   ---------   ----------
                                1,538,656    1,578,266   1,110,000    1,567,000   2,641,000    5,085,010
--------------------------      ---------   ----------   ---------   ----------   ---------   ----------

TOTALS:                         2,276,406   $2,651,547   1,646,750   $2,661,210   3,069,284   $6,784,408
                                =========   ==========   =========   ==========   =========   ==========

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and the Report of Independent Public Accountants are filed as part of this report on pages F-1 through F-27.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent public accountants during the Company's two most recent fiscal years, 1995 and 1996, or any subsequent interim period.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.       EXECUTIVE COMPENSATION

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III (Items 10, 11, 12 and 13) shall be incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the end of fiscal year covered by this Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  Index to Supplemental Schedules

    TITLE OF DOCUMENT                                                PAGE NO.
     Supplemental schedules:
       -  Report of Independent Public Accountants on Schedules

       - Schedule V - Property and equipment for the years ended September 30, 1996, 1995 and 1994

       - Schedule VI - Accumulated depreciation, depletion and amortization of property and equipment for the years ended September 30, 1996, 1995 and 1994

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

During the 1996 fiscal year the Company filed one report on Form 8-K, dated July 16, 1996.

C.   Index to Exhibits

The following documents are incorporated herein by reference to Centurion's Registration Statement on Form 10, as filed with the Securities and Exchange Commission, dated September 16, 1988.

EXHIBIT    SEC. NO.     DOCUMENT
 3.1             3      Articles of Incorporation
 3.2             3      Articles of Amendment
 3.3             3      By-Laws of the Company
10.1            10      North Lily Mining Lease
10.2            10      Sharon Steele Lease

    The following document is incorporated herein by reference and was filed under Form 8-K on May 23, 1990.

10.3            10      Centurion/Crown Joint Venture Agreement

The following document is incorporated herein by reference and was filed under Form 10-K, 1991.

   4.1           4      Amendment to Articles of Incorporation Limiting
                        Director Liability

The following documents are incorporated herein by reference and were filed under Form 8-K on August 25, 1992 and September 28, 1992.

10.4            10      Sale of Mining Properties By Royal Minerals, Inc.
10.5            10      Change of Independent Public Accountants

The following documents are incorporated herein by reference and were filed under Form 10-K, 1992.

10.6            10      Deed with Reservation of Mineral Royalty -
                         January 1992 Sale of 80 acres to Kennecott
10.7            10      July 1992 Purchase and Sale Agreement of 16,880
                         acres to Kennecott
10.8            10      July 1992 Kennecott Option to Purchase 6,320
                         acres
10.9            10      Deed and Assignment with Reservation of Mineral
                         Royalty - September 1992 Sale of 6,320 acres to
                         Kennecott
10.10           10      Settlement of Centurion/Crown Litigation
10.11           10      Consultant Agreement - Barry Katona

The following documents are incorporated herein by reference and were filed under Form 8-K on March 23, 1993, and June 23, 1993.

10.12           10      Agreement in Principle to form Kennecott/Centurion
                         Joint Venture.
10.13           10      Private Placement of 1,404,000 shares

The following document is incorporated herein by reference and was filed under Form 8-K, dated April 29, 1994.

10.14           10      Letter Agreement between Consolidated Royal Mines,
                         Inc. and Montana Reserves Company, related to the Montanore Project.

The following document is incorporated herein by reference and was filed under Form 8-K, dated November 3, 1994.

16.1            16      Letter to the Commission from Arthur Andersen
                         LLP concurring with disclosures concerning its dismissal as Centurion's independent auditor.

The following documents are incorporated herein by reference and were filed under Form 10-K, dated January 13, 1995.

 3.2             3(i)   Articles of Amendment
10.15           10      Stock Purchase Agreement between Centurion ("CTMC")
                         and Dotson Exploration Company ("DEC") dated February 9, 1994
10.16           10      First Amendment to Stock Purchase Agreement between
                         CTMC and DEC dated March 21, 1994
10.17           10      Second Amendment to Stock Purchase Agreement
                         between CTMC and DEC dated March 22, 1994
10.18           10      Third Amendment to Stock Purchase Agreement
                         between CTMC and DEC dated April 15, 1994
10.19           10      Agreement and Plan of Reorganization between CTMC and
                         Jefferson-Pacific Corp. ("JP") dated May 20, 1994
10.20           10      First Amendment to Agreement and Plan of Reorgani-
                         zation between JP and CTMC dated July 14, 1994
10.21           10      Articles of Share Exchange between JP and CTMC dated
                         September 30, 1994, filed in the State of Utah
10.22           10      Articles of Share Exchange between JP and CTMC dated
                         September 30, 1994, filed in the State of Washington

The following document is incorporated herein by reference and was filed under Form 8-K, dated August 23, 1995.

99.01           99      Letter to Registrant from SEC Salt Lake District
                         Office, dated August 23, 1995, indicating termination of SEC staff inquiry investigation.

The following documents are filed as Exhibits to this Form 10-K and incorporated by reference herein.

27.01           27      Financial Data Schedule to Form 10-K for the
                         Year Ended September 30, 1996

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

CENTURION MINES CORPORATION

  /s/   Spenst Hansen               /s/   Randy Sutherland
-------------------------------   ------------------------------------------
By: Spenst Hansen, President      By: Randy Sutherland, Controller
CHIEF EXECUTIVE OFFICER           PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER

Dated:   December 24, 1996        Dated:   December 24, 1996
         ----------------------            -----------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

CENTURION MINES CORPORATION

By:     /s/   Spenst Hansen       Dated:  December 24, 1996
   ----------------------------           ---------------------
   Spenst Hansen, Chairman

By:    /s/   Orson Mabey, III     Dated:  December 24, 1996
   ----------------------------           ---------------------
     Orson Mabey III, Director

By:    /s/   J.D.H. Morgan        Dated:  December 24, 1996
    ---------------------------           ---------------------
     J.D.H. Morgan, Director

By:    /s/   Mark Dotson          Dated:  December 24, 1996
    ----------------------------          ---------------------
     Mark Dotson, Director