Form 10-Q
period 1996-12-31
CENTURION MINES CORP
filed 1997-02-05
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                        Yes  [X]            No   [ ]

    The number of shares outstanding at December 31, 1996: 27,196,102 shares

                        PART I.  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION (Hereinafter referred to as Registrant or Company)

     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of December 31, 1996, and September 30, 1996, and the results of operations and cash flows for each of the three months ended December 31, 1996, and 1995, in conformance with generally accepted accounting principles.

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

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
ASSETS                                 As of            As of
------                              December        September
                                    31, 1996         30, 1996
                                    --------        ---------
CURRENT ASSETS:
     Cash                        $    94,053       $  133,556
     Accounts receivable               5,000            5,000
     Advances to related
        parties                        4,378           28,842
     Prepaid expenses                117,192           76,578
     Marketable securities
        (Note 3)                     150,000          150,000
                                  ----------       ----------
        Total current assets         370,623          393,976
                                  ----------       ----------
MINERAL PROPERTIES                 9,121,404        8,849,485
                                  ----------       ----------
PROPERTY AND EQUIPMENT:
   Leasehold improvements              8,845            8,845
   Furniture and equipment           248,217          240,717
   Vehicles                          125,151          125,151
   Field equipment                   474,930          441,756
   Leased automobiles & equipment     84,620           84,620
     Less:  Accumulated
        depreciation and
        amortization                (425,940)        (385,412)
                                  ----------       ----------
   Total property and
        equipment                    515,823          515,677
                                  ----------       ----------
OTHER ASSETS
    Deposits                           4,752            4,752
    Other assets                       6,438            6,438
                                  ----------       ----------
   Total other assets                 11,190           11,190
                                  ----------       ----------
   TOTAL ASSETS                  $10,019,040       $9,770,328
                                 ===========       ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an
           integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                       As of            As of
                                    December        September
                                    31, 1996         30, 1996
                                    --------        ---------
CURRENT LIABILITIES:
   Accounts payable              $   294,162       $  206,622
   Accrued compensation payable       23,346           45,587
   Payable to related party           19,793            6,074
   Advances from shareholder           6,561            6,561
   Leases payable                     21,582           31,895
   Short-term note payable            30,149           80,542
                                 -----------       ----------
        Total current
            liabilities              395,593          377,281
                                 -----------       ----------
LONG TERM DEBTS:
   Leases payable                     32,445           32,445
   Note payable to related party      35,530           35,530
   Note payable                       38,461           38,461
                                 -----------       ----------
        Total long term debt         106,436          106,436
                                 -----------       ----------
        Total liabilites             502,029          483,717
                                 -----------       ----------
MINORITY INTERESTS IN
      CONSOLIDATED SUBSIDIARIES       29,685           29,685
                                 -----------       ----------
SHAREHOLDERS EQUITY:
   Common stock - $.01 par
     value; 30,000,000 shares
     authorized; 27,196,102
     and 26,081,077 shares
     issued and outstanding,
     respectively                    271,961          260,811
   Additional paid-in capital     20,432,168       19,673,873
   Accumulated deficit           (11,193,553)     (10,654,508)
   Receivable related to sale
     of common stock                 (23,250)         (23,250)
                                 -----------      -----------
        Total shareholders'
            equity                 9,487,326        9,256,926
                                 -----------       ----------
TOTAL LIABILITIES AND
   SHAREHOLDER'S EQUITY          $10,019,040       $9,770,328
                                 ===========       ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                                          Three Months Ended
                                              December 31,
                                          -------------------
                                        1996              1995
                                  ----------        ----------
REVENUES:
     Management and
      consulting fees             $       --        $    7,500
                                  ----------        ----------
        Total revenues                    --             7,500
                                  ----------        ----------

OPERATING EXPENSES:
     General and administrative      432,522           406,818
     Cost of properties abandoned         --                --

     Mineral leases                   76,531            75,672
     Depreciation and amortization    40,528            29,484
                                  ----------        ----------
        Total operating expenses     549,581           511,974
                                  ----------        ----------
OTHER INCOME (EXPENSE):
     Other income                      2,155             3,196
     Interest expense                 (4,052)             (675)
     Gain on sale of assets           12,433            64,318
                                  ----------        ----------
          Total other income          10,536            66,839
                                  ----------        ----------
LOSS FROM OPERATIONS                (539,045)         (437,635)
                                  ----------        ----------
LOSS FROM DILUTION OF EQUITY
   INVESTMENT IN SUBSIDIARY               --                --
                                  ----------        ----------
LOSS BEFORE MINORITY INTERESTS      (539,045)         (437,635)

MINORITY INTERESTS IN LOSS
   (INCOME) OF CONSOLIDATED
   SUBSIDIARIES                           --               336
                                  ----------        ----------
NET LOSS                          $ (539,045)       $ (437,299)
                                  ==========        ==========
NET LOSS PER COMMON SHARE:
 (Note 2)                         $     (.02)       $     (.02)
                                  ==========        ==========
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING             26,638,590        23,984,551
                                  ==========        ==========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                          Increase (Decrease) in Cash
                                           Three Months Ended
                                               December 31,
                                           -------------------
                                            1996          1995
                                       ---------     ---------
CASH FLOWS FROM OPERATING
   ACTIVITIES:
   Net loss                            $(539,045)    $(437,635)
   Adjustments to reconcile
     net loss to net cash used in
     operating activities:
        Compensation and other
           expenses paid through
           issuance of common stock      246,445       257,974
        Depreciation and
           amortization                   40,528        29,484
   Minority interests                         --          (336)
   Change in assets and
     liabilities:
        Accounts receivable                   --            --
        Receivable from related party     24,464        14,474
        Prepaid expenses                 (40,614)       26,130
        Mineral properties              (271,919)      (82,870)
        Deposits                              --            --
        Accounts payable                  87,540       (51,732)
        Payable to related party          13,719            --
        Accrued compensation payable     (22,241)        1,279
        Advances from shareholders            --         4,915
        Leases payable                   (10,313)           --
        Notes payable                    (50,393)           --
                                       ---------     ---------
         Cash used in operating
            activities                  (521,829)     (238,317)
                                       ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and
      equipment                          (40,674)       (8,488)
                                       ---------     ---------
         Net cash used in investing
            activities                   (40,674)       (8,488)
                                       ---------     ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock for cash     523,000       270,023
                                       ---------     ---------
         Net cash provided by
           financing activities          523,000       270,023
                                       ---------     ---------
NET INCREASE (DECREASE) IN CASH          (39,503)       23,218

CASH, BEGINNING OF PERIOD                133,556        17,510
                                       ---------     ---------
CASH, END OF PERIOD                    $  94,053     $  40,728
                                       =========     =========

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
          Condensed Consolidated Statements of Cash Flows - Continued

Supplemental disclosure of noncash investing and financing activities:

During the three months ended December 31, 1996, the Company:

 - issued 61,750 shares of common stock valued at $60,286 for services of employees and contractors.

 - issued 38,500 shares of common stock valued at $43,784 for promotional services.

 - issued 58,950 shares of common stock valued at $47,375 in lieu of cash payments for outstanding debt. Centurion also issued 43,400 shares of common stock for acquisition of mineral properties valued at $40,000.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996

(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange Commission pertaining to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1996.

(2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

(3) The Company carries its marketable securities at the lower of cost or market value (FMV):

    Royal Silver Mines, Inc.                        COST              FMV
                                                    ----              ---
                                                $150,000       $1,462,282

    FMV is based on the closing or average price of Royal common stock of $.9375 per share on January 2, 1997, the first trading day following the quarter ended December 31, 1996.

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition, Liquidity and Capital Resources.
-----------------------------------------------------

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

At December 31, 1996, there was a deficit working capital of ($24,970) compared to a positive working capital at September 30, 1996, of $16,695.

At December 31, 1996, the Company owned 1,560,767 shares of Royal Silver Mines, Inc. common stock, a related company, which was approximately 15 percent of the total shares outstanding as of December 31, 1996. The current market value of this stock is about $.93 per share (Note 3).

The Company's assets consist primarily of interests in mineral properties. The total assets increased from $8,849,485 on September 30, 1996, to $9,121,404 as of December 31, 1996. The increase in this asset is primarily due to the exploration or development of mineral properties and the acquisition or purchase of additional mineral rights.

During the three months ended December 31, 1996, the Company's operations used $521,829 of cash as compared to $238,317 during the three months ended December 31, 1995. This increase is primarily due to the additional development of mineral properties. During the three months ended December 31, 1996, cash flows from operations included the issuance of common stock valued at approximately $246,000 for compensation and services received by various entities.

These condensed consolidated financial statements include the following companies, with the state of incorporation and percentage of ownership as shown: Centurion Mines Corporation, Utah, 100%; Centurion Exploration Incorporated, Utah, 100%; Mazama Gold Corporation, Washington, 100%; Dotson Exploration Company, Nevada, 100%; Mammoth Mining Company, Nevada, 81.8%; The Gold Chain Mining Company, Utah, 61.1%; and Tintic Coalition Mines, Utah, 80%.

The Company does not have sufficient capital to fully explore and develop its mineral properties, nor does the Company currently have continuing revenues. The Company plans to continue financing its exploration activities through joint ventures, production activities, equity or debt funding, or by selling properties and retaining royalty interests. In addition, the Company holds royalty interests on properties sold during fiscal 1992 that are currently under exploration and development by larger mining companies.

Results of Operation
--------------------

The Company had a loss for the three months ended December 31, 1996, of $539,045 or $(0.02) per share compared with a loss for the three months ended December 31, 1995, of $437,299, which was also $(0.02) per share. These losses are the result of a decrease in the liquidation of Royal Silver Mines stock, and an increase of depreciation expense due to the acquisition of equipment.


General and administrative costs increased by $25,704 to $432,522 for the quarter ended December 31, 1996, from that of the same quarter of fiscal 1995. The increase is the result of additional management personnel and employees. Management is unable to assess the impact that this increase in cost may have on the Company's operations. Further, management is unable to assure that such increases will not result in adverse consequences to the Company's financial condition.

These changes have allowed the Company to concentrate use of its funds in the areas of land acquisition and exploration, and in the rehabilitation of tunnels and water systems in certain previously-producing mines. Also, the Company has been able to invest additional funds in equipment for exploration and analysis of exploration data. These equipment acquisitions will allow the Company to continue its efforts to move toward use of Company personnel instead of outside contractors. Increases in lease expense for leased property and increases in depreciation for the additional equipment partly offset the decreases in operating expenses discussed above.

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

                                                CENTURION MINES CORPORATION

                                                By Its Chief Executive Officer:

Date: January 31, 1997                          /s/ Spenst Hansen
      ----------------                          -------------------------------
                                                Spenst Hansen, President
                                                Chief Executive Officer


                                                By Its Principal Financial and
                                                Accounting Officer:

Date: January 31, 1997                          /s/ Randy Sutherland
      ----------------                          -------------------------------
                                                Randy Sutherland, Treasurer/
                                                Assistant Secretary
                                                Principal Financial and
                                                Accounting Officer