Form 10-Q
period 1997-03-31
CENTURION MINES CORP
filed 1997-05-15
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: March 31, 1997

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

     860 South 500 West Street, First Floor, Salt Lake City, Utah 84101
           (Address of Principal Executive Offices) (Zip Code)

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

                        Yes  [X]             No  [ ]

     The number of shares outstanding at March 31, 1997:  28,144,665 shares

                        PART I.  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION (Hereinafter referred to as Registrant or Company)


     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of March 31, 1997, and September 30, 1996, the results of operations for the three months and six months ended March 31, 1997 and 1996, and the cash flows for the six months ended March 31, 1997 and 1996, in conformance with generally accepted accounting principles.

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

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
ASSETS                                         As of            As of
------                                         March        September
                                            31, 1997         30, 1996
                                            --------        ---------
CURRENT ASSETS:
     Cash                                $    55,623       $  133,556
     Accounts receivable                          --            5,000
     Advances to related parties               7,528           28,842
     Prepaid expenses                         92,812           76,578
     Marketable securities (Note 3)          150,000          150,000
                                           ---------        ---------
        Total current assets                 305,963          393,976
                                           ---------        ---------
MINERAL PROPERTIES                         9,430,367        8,849,485
                                           ---------        ---------
PROPERTY AND EQUIPMENT:
     Leasehold improvements                    8,845            8,845
     Furniture and equipment                 270,120          240,717
     Vehicles                                125,151          125,151
     Field equipment                         486,228          441,756
     Leased automobiles & equipment           84,620           84,620
     Less:  Accumulated depreciation and
          amortization                      (467,805)        (385,412)
                                           ---------        ---------
        Total property and equipment         507,159          515,677
                                           ---------        ---------
OTHER ASSETS:
     Deposits                                  4,752            4,752
     Other assets                              1,438            6,438
                                           ---------        ---------
        Total other assets                     6,190           11,190
                                           ---------        ---------
TOTAL ASSETS                             $10,249,679       $9,770,328
                                          ==========       ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                                 As of          As of
                                                 March      September
                                              31, 1997       30, 1996
                                              --------      ---------
CURRENT LIABILITIES:
     Accounts payable                      $   299,811    $   206,622
     Accrued compensation payable               23,946         45,587
     Payable to related party                   24,266          6,074
     Advances from shareholder                  28,862          6,561
     Leases payable                             12,246         31,895
     Short-term notes payable                   32,543         80,542
                                            ----------     ----------
          Total current
              liabilities                      421,674        377,281
                                            ----------     ----------
LONG TERM DEBTS:
     Leases payable                             32,445         32,445
     Note payable - related party               35,530         35,530
     Note payable                               38,461         38,461
                                            ----------     ----------
          Total long term debt                 106,436        106,436
                                            ----------     ----------
          TOTAL LIABILITIES                    528,110        483,717
                                            ----------     ----------
MINORITY INTERESTS IN
       CONSOLIDATED SUBSIDIARIES                29,685         29,685
                                            ----------     ----------
SHAREHOLDERS' EQUITY:
    Common stock - $.01 par value;
      30,000,000 shares authorized;
      28,144,665 and 26,081,077
      shares issued and outstanding,
      respectively                             281,447        260,811
    Additional paid-in capital              20,957,499     19,673,873
    Accumulated deficit                    (11,526,162)   (10,654,508)
    Receivable related to sale
      of common stock                          (20,900)       (23,250)
                                            ----------     ----------
          Total shareholders'
          equity                             9,691,884      9,256,926
                                            ----------     ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $10,249,679    $ 9,770,328
                                           ===========    ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                        Three Months Ended                Six Months Ended
                                            March  31,                       March  31,
                                        ------------------                ----------------
                                          1997            1996             1997            1996
                                    ----------      ----------       ----------      ----------
REVENUES:
     Management and consulting
       fees                        $        --     $     7,500      $        --     $    15,000
                                    ----------      ----------       ----------      ----------

          Total revenues                    --           7,500               --          15,000
                                   $----------     $----------      $----------     $----------
OPERATING EXPENSES:
     General and administrative        412,564         388,246          845,086         795,064
     Cost of properties
       abandoned                         5,859              --            5,859              --
     Mineral leases                     65,296          72,247          141,827         147,919
     Depreciation and
       amortization                     41,865          29,022           82,393          58,506
                                    ----------      ----------       ----------      ----------
          Total operating
            expenses                   525,584         489,515        1,075,165       1,001,489
                                    ----------      ----------       ----------      ----------
OTHER INCOME (EXPENSE):
     Other income                        7,268           8,142            9,423          11,338
     Interest expense                   (4,173)           (470)          (8,225)         (1,145)
     Gain on sale of assets            189,880          14,722          202,313          79,040
                                    ----------      ----------       ----------      ----------
          Total other income           192,975          22,394          203,511          89,233
                                    ----------      ----------       ----------      ----------
LOSS FROM OPERATIONS                  (332,609)       (459,621)        (871,654)       (897,256)
                                    ----------      ----------       ----------      ----------
LOSS FROM DILUTION OF EQUITY
  INVESTMENT IN SUBSIDIARY                  --              --               --              --
                                    ----------      ----------       ----------      ----------

LOSS BEFORE MINORITY INTERESTS        (332,609)       (459,621)        (871,654)       (897,256)

MINORITY INTERESTS IN LOSS (INCOME)
  OF CONSOLIDATED SUBSIDIARIES              --             328               --             664
                                    ----------      ----------       ----------      ----------

NET LOSS                           $  (332,609)    $  (459,293)     $  (871,654)    $  (896,592)
                                    ==========      ==========       ==========      ==========
NET LOSS PER COMMON SHARE:(Note 2) $      (.01)    $      (.02)     $      (.03)    $      (.04)
                                    ==========      ==========       ==========      ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       27,670,380      24,187,142       27,154,485      24,085,847
                                    ==========      ==========       ==========      ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                          Increase (Decrease) in Cash
                                                 Six Months Ended March 31,
                                                 -------------------------
                                                        1997          1996
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                     $ (871,654)   $ (897,256)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
     Compensation and other expenses paid
       through issuance of common stock              540,562       517,671
     Depreciation and amortization                    82,393        57,498
     Minority interests                                   --          (664)
     Change in assets and liabilities:
          Accounts receivable                          5,000          (166)
          Receivable from related party               21,314       178,290
          Prepaid expenses                           (16,234)      (22,578)
          Mineral properties                        (580,882)     (235,594)
          Other assets                                 5,000        (5,600)
          Accounts payable                            93,189        16,988
          Payable to related party                    18,192            --
          Accrued compensation payable               (21,641)        3,369
          Advances from shareholders                  22,301            --
          Leases payable                             (19,649)           --
          Notes payable                              (47,999)           --
                                                   ---------     ---------
          Net cash used in operating activities     (770,108)     (388,042)
                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment              (73,875)      (85,178)

          Net cash used in investing activities      (73,875)      (85,178)
                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash               763,700       510,023
     Receivable related to sale of common
       stock                                           2,350            --
                                                   ---------     ---------
          Net cash provided by financing
           activities                                766,050       510,023
                                                   ---------     ---------

NET INCREASE (DECREASE) IN CASH                      (77,933)       36,803

CASH, BEGINNING OF PERIOD                            133,556        17,510

CASH, END OF PERIOD                               $   55,623    $   54,313
                                                  ==========    ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
          Condensed Consolidated Statements of Cash Flows - Continued

Supplemental disclosure of noncash investing and financing activities:

During the three months ended March 31, 1997, the Company:

  - issued 83,450 shares of common stock valued at $58,450 for services of employees and contractors.

  - issued 35,000 shares of common stock valued at $28,438 for Directors' fees.

  - issued 308,683 shares of common stock valued at $201,370 in lieu of cash payments for outstanding debt.


  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 1997

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

(2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

(3) The Company carries its marketable securities at the lower of cost or market value (FMV):

     Royal Silver Mines, Inc.                        COST            FMV
                                                     ----            ---
                                                 $150,000     $1,552,619

     FMV is based on the closing or average price of Royal common stock of $1.12 per share on April 1, 1997, the first trading day following the quarter ended March 31, 1997.

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

At March 31, 1997, the Company had a deficit working capital of ($115,711) compared to working capital at September 30, 1996, of $16,695. This decline in available working capital was primarily the result of a decrease in the value of common stock that was issued for cash.

At March 31, 1997, the Company owned 1,380,267 shares of Royal Silver Mines, Inc. common stock, a related company, which is approximately 10 percent of the total shares of Royal common stock outstanding as of March 31, 1997. The market value of Royal common stock on the first trading day after March 31, 1997, was $1.12 per share (Note 3).

The Company's assets consist primarily of interests in mineral properties. The total assets increased from $8,849,485 at September 30, 1996, to $9,430,367 at March 31, 1997. The increase in total assets is primarily due to the exploration and development of mineral properties along with the acquisition of additional mineral rights.

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

Results of Operations
---------------------

During the six months ended March 31, 1997, the Company's operations used $770,108 of cash as compared to $388,042 during the six months ended March 31, 1996. This increase in cash flow is the result of a change in management's objectives from that of actively acquiring additional mineral properties to increasing the exploration and development of current properties. During the three months ended March 31, 1997, cash flows from operations included the issuance of common stock to various entities for compensation and services, valued at $294,117.

The Company had a loss for the three months ended March 31, 1997, of $332,609 or $0.01 per share compared with a loss for the three months ended March 31, 1996, of $459,293 or $0.02 share. This improvement is generally the result of partial liquidation of Royal Silver Mines stock owned by the company.

General and administrative costs increased by $24,318 to $412,564 in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. Management believes there is no known certainty nor uncertainty that such reductions may result in adverse consequences to the Company's financial condition.

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

   None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5.OTHER INFORMATION.

   None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibit      Sec. No.            Document
   ---------------------------------------------------------------------------
    4.03            4               Amendment No. 3 to 1991 Stock Option
                                    and Stock Award Plan
   27.01           27               Financial Data Schedule for Quarter Ending
                                    March 31, 1997

   No Reports on Form 8-K were filed during the quarter.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CENTURION MINES CORPORATION
                                               By Its Chief Executive Officer:
Date:  May 12, 1997                            /s/ Spenst Hansen
       --------------                          -------------------------------
                                               Spenst Hansen, President
                                               Chief Executive Officer


                                               By Its Principal Financial and
                                               Accounting Officer:
Date:  May 12, 1997                            /s/ Randy W. Sutherland
       --------------                          -------------------------------
                                               Randy W. Sutherland, Treasurer/
                                               Assistant Secretary
                                               Principal Financial and
                                               Accounting Officer