Form 10-Q
period 1997-06-30
CENTURION MINES CORP
filed 1997-08-08
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: June 30, 1997

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

       860 South 500 West, First Floor, Salt Lake City, Utah 84101
           (Address of Principal Executive Offices) (Zip Code)

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

                        Yes  [X]             No  [ ]

     The number of shares outstanding at June 30, 1997:  29,694,906 shares

                        PART I.  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION (Hereinafter referred to as Registrant or Company)


     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of June 30, 1997, and September 30, 1996, the results of operations for the three months and nine months ended June 30, 1997 and 1996, and the cash flows for the nine months ended June 30, 1997 and 1996, in conformance with generally accepted accounting principles.

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

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
ASSETS                                         As of            As of
------                                          June         September
                                            30, 1997         30, 1996
                                            --------        ---------
CURRENT ASSETS:
     Cash                                $    58,112       $  133,556
     Accounts receivable                          --            5,000
     Advances to related parties             122,097           28,842
     Prepaid expenses                         90,861           76,578
     Marketable securities (Note 3)          150,000          150,000
                                           ---------        ---------
        Total current assets                 421,070          393,976
                                           ---------        ---------
MINERAL PROPERTIES                         9,726,653        8,849,485
					   ---------	    ---------
CONSTRUCTION IN PROGRESS		      11,738		   --
                                           ---------        ---------
PROPERTY AND EQUIPMENT:
     Leasehold improvements                   16,362            8,845
     Furniture and equipment                 278,706          240,717
     Vehicles                                125,151          125,151
     Field equipment                         486,228          441,756
     Leased automobiles & equipment           84,620           84,620
     Less:  Accumulated depreciation and
          amortization                      (511,775)        (385,412)
                                           ---------        ---------
        Total property and equipment         479,292          515,677
                                           ---------        ---------
OTHER ASSETS:
     Deposits                                  1,690            4,752
     Other assets                              1,438            6,438
                                           ---------        ---------
        Total other assets                     3,128           11,190
                                           ---------        ---------
TOTAL ASSETS                             $10,641,881       $9,770,328
                                          ==========       ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
                                                 As of          As of
                                                  June      September
                                              30, 1997       30, 1996
                                              --------      ---------
CURRENT LIABILITIES:
     Accounts payable                      $   433,343    $   206,622
     Accrued compensation payable               29,998         45,587
     Payable to related party                      600          6,074
     Advances from shareholder                   1,335          6,561
     Leases payable                              7,288         31,895
     Short-term notes payable                   26,583         80,542
                                            ----------     ----------
          Total current
              liabilities                      499,147        377,281
                                            ----------     ----------
LONG TERM DEBTS:
     Leases payable                             32,445         32,445
     Note payable - related party                    0         35,530
     Note payable                               38,461         38,461
                                            ----------     ----------
          Total long term debt                  70,906        106,436
                                            ----------     ----------
          TOTAL LIABILITIES                    570,053        483,717
                                            ----------     ----------
MINORITY INTERESTS IN
       CONSOLIDATED SUBSIDIARIES                29,685         29,685
                                            ----------     ----------
SHAREHOLDERS' EQUITY:
    Common stock - $.01 par value;
      40,000,000 shares authorized;
      29,694,906 and 26,081,077
      shares issued and outstanding,
      respectively                             296,949        260,811
    Additional paid-in capital              21,590,957     19,673,873
    Accumulated deficit                    (11,831,913)   (10,654,508)
    Receivable related to sale
      of common stock                          (13,850)       (23,250)
                                            ----------     ----------
          Total shareholders'
          equity                            10,042,143      9,256,926
                                            ----------     ----------
TOTAL LIABILITIES AND
   SHAREHOLDERS' EQUITY                    $10,641,881    $ 9,770,328
                                           ===========    ===========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)
                                        Three Months Ended                Nine Months Ended
                                             June  30,                        June  30,
                                        ------------------                ----------------
                                          1997            1996             1997            1996
                                    ----------      ----------       ----------      ----------
REVENUES:
     Joint Venture Income             		20,000		           --		          20,000		     --
     Management and consulting
       fees                        $        --     $     7,500      $        --     $    22,500
                                    ----------      ----------       ----------      ----------

          Total revenues                20,000           7,500           20,000          22,500
                                   $----------     $----------      $----------     $----------
OPERATING EXPENSES:
     General and administrative        343,192         556,641        1,188,278       1,351,705
     Cost of properties
       abandoned                            --              --            5,859              --
     Mineral leases                     54,665          63,727          196,492         211,646
     Depreciation and
       amortization                     43,970          28,439          126,363          86,945
                                    ----------      ----------       ----------      ----------
          Total operating
            expenses                   441,827         648,807        1,516,992       1,650,296
                                    ----------      ----------       ----------      ----------
OTHER INCOME (EXPENSE):
     Other income                      103,508          16,500          112,931          27,838
     Interest expense                   (4,590)         (1,668)         (12,815)         (2,813)
     Gain on sale of assets             17,158         362,617          219,471         441,657
                                    ----------      ----------       ----------      ----------
          Total other income           116,076         377,449          319,587         466,682
                                    ----------      ----------       ----------      ----------
LOSS FROM OPERATIONS                  (305,751)       (263,858)      (1,177,405)     (1,161,114)
                                    ----------      ----------       ----------      ----------
LOSS FROM DILUTION OF EQUITY
  INVESTMENT IN SUBSIDIARY                  --              --               --              --
                                    ----------      ----------       ----------      ----------

LOSS BEFORE MINORITY INTERESTS        (305,751)       (263,858)      (1,177,405)     (1,161,114)

MINORITY INTERESTS IN LOSS (INCOME)
  OF CONSOLIDATED SUBSIDIARIES              --             328               --             992
                                    ----------      ----------       ----------      ----------

NET LOSS                           $  (305,751)    $  (263,530)     $(1,177,405)    $(1,160,122)
                                    ==========      ==========       ==========      ==========
NET LOSS PER COMMON SHARE:(Note 2) $      (.01)    $      (.01)     $      (.04)    $      (.05)
                                    ==========      ==========       ==========      ==========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       28,929,785      24,681,892       27,887,991      24,383,870
                                    ==========      ==========       ==========      ==========

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                          Increase (Decrease) in Cash
                                                 Nine Months Ended June 30,
                                                 -------------------------
                                                        1997          1996
                                                   ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                    $(1,177,405)  $(1,160,122)
     Adjustments to reconcile net loss to
       net cash used in operating activities:
     Compensation and other expenses paid
       through issuance of common stock              942,622       942,781
     Depreciation and amortization                   126,363        86,945
     Minority interests                                   --          (992)
     Change in assets and liabilities:
          Accounts receivable                          5,000        (1,327)
          Receivable from related party              (93,255)      173,705
          Prepaid expenses                           (14,283)      (10,267)
          Mineral properties                        (877,168)     (532,785)
	  Construction in Progress		     (11,738)	        --
          Other assets                                 8,062         5,300
          Accounts payable                           226,721        18,357
          Payable to related party                    (5,474)           --
          Accrued compensation payable               (15,589)       12,065
          Advances from shareholders                  (5,226)           --
          Leases payable                             (24,607)           --
          Notes payable                              (53,959)           --
	  Note payable related party long term	     (35,530)	        --
                                                   ---------     ---------
          Net cash used in operating activities   (1,005,466)     (513,654)
                                                   ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Leasehold Improvements			      (7,517)		--
     Purchase of property and equipment              (82,461)     (149,733)
						   ---------	 ---------
          Net cash used in investing activities      (89,978)     (149,733)
                                                   ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Issuance of common stock for cash             1,010,600       886,524
     Receivable related to sale of common
       stock                                           9,400            --
                                                   ---------     ---------
          Net cash provided by financing
           activities                              1,020,000       886,524
                                                   ---------     ---------

NET INCREASE (DECREASE) IN CASH                      (75,444)      223,137

CASH, BEGINNING OF PERIOD                            133,556        17,510

CASH, END OF PERIOD                               $   58,112    $  240,647
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

                          CENTURION MINES CORPORATION
          Condensed Consolidated Statements of Cash Flows - Continued

Supplemental disclosure of noncash investing and financing activities:

During the three months ended June 30, 1997, the Company:

  - issued 82,425 shares of common stock valued at $38,850 for services of employees and contractors.

  - issued 35,000 shares of common stock valued at $21,875 for Directors' fees.

  - issued 626,581 shares of common stock valued at $318,209 in lieu of cash payments for outstanding debt.


  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidted statements.

                          CENTURION MINES CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 1997

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

(2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

(3) The Company carries its marketable securities at the lower of cost or market value (FMV):

     Royal Silver Mines, Inc.                        COST            FMV
                                                     ----            ---
                                                 $150,000      $ 947,916

     FMV is based on the closing or average price of Royal common stock of $.81 per share on July 1, 1997, the first trading day following the quarter ended June 30, 1997.

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

At June 30, 1997, the Company had a deficit working capital of ($78,077) compared to working capital at September 30, 1996, of $16,695. This decline in available working capital was primarily the result of a decrease in the value of common stock that was issued for cash.

At June 30, 1997, the Company owned 1,170,267 shares of Royal Silver Mines, Inc. common stock, a related company, which is approximately 8 percent of the total shares of Royal common stock outstanding as of June 30, 1997. The market value of Royal common stock on the first trading day after June 30, 1997, was $.81 per share (Note 3).

The Company's assets consist primarily of interests in mineral properties. The total assets increased from $8,849,485 at September 30, 1996, to $9,726,653 at June 30, 1997. The increase in total assets is primarily due to the exploration, development and purchase of mineral properties along with the acquisition of additional mineral rights.

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

Results of Operations
---------------------

During the nine months ended June 30, 1997, the Company's operations used $1,005,466 of cash as compared to $513,654 during the nine months ended June 30, 1996. This increase in cash flow is the result of a change in management's objectives from that of actively acquiring additional mineral properties to increasing the exploration and development of current properties. During the three months ended June 30, 1997, cash flows from operations included the issuance of common stock to various entities for compensation and services, valued at $402,060.

The Company had a loss for the three months ended June 30, 1997, of $305,751 or $0.01 per share compared with a loss for the three months ended June 30, 1996, of $267,530 or $0.01 share. This change is primarily the result of a decline in the number of shares of Royal Silver Mines, Inc. stock owned by the Company that was liquidated.

General and administrative costs decreased by $213,449 to $343,192 in the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996. This decrease is the result of the reduction in the number of employees who work for the corporation, relocation of the corporations office and the overall cost cutting and new company policies. Management believes there is no known certainty nor uncertainty that such reduction may result in adverse consequences to the Company's financial condition.

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

   None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES.

   None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   None.

ITEM 5.OTHER INFORMATION.

   None.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K.

   Exhibit	Sec. No.	Document
   -----------------------------------------------------------------------
   27.01	27		Financial Data Schedule for Quarter Ending
				June 30, 1997

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
Date:  August 8, 1997                            /s/ Spenst Hansen
       --------------                          -------------------------------
                                               Spenst Hansen, President
                                               Chief Executive Officer


                                               By Its Principal Financial and
                                               Accounting Officer:
Date:  August 8, 1997                            /s/ Randy W. Sutherland
       --------------                          -------------------------------
                                               Randy W. Sutherland, Treasurer/
                                               Assistant Secretary
                                               Principal Financial and
                                               Accounting Officer