Form 10-K
period 1997-09-30
CENTURION MINES CORP
filed 1997-12-30
CIK 836123

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                             FORM  10 - K

                            Annual  Report

 Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      for the Fiscal Year Ended:

                          SEPTEMBER 30, 1997
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

         860 South 500 West Street, Salt Lake City, Utah 84110
      (Address of principal executive offices, including zip code)

                            (801) 534-1127
        (Registrant's telephone number, including area code)

    Securities Registered Pursuant to Section 12(b) of the Act:
                         Title of each class
                                 None

    Securities Registered Pursuant to Section 12(g) of The Act:
                            Title of class
                    Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.      [     ]

Documents incorporated by reference: To the extent herein specifically referenced in Part III, the information contained in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the registrant, which will be filed with the Commission on approximately the date of filing this Annual Report on Form 10-K. (See Part III.)

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $7,051,160, based upon the average bid and ask prices ($0.25) on December 22, 1997.

On December 22, 1997, 37,204,648 shares of common stock were outstanding.

Page 1 of 60 Consecutively Numbered Pages.

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

Item 13.  Certain Relationships and Related Transactions . . . . . .

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                  PART I

ITEM 1.                           BUSINESS

                         DESCRIPTION OF THE COMPANY

     Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as at the Company's OK Copper Mine), and future projects (such as the proposed Company reorganization), the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Form 10-Q's filed with the Securities and Exchange Commission. However, actual results may differ materially from those projected or implied. As a result, these forward-looking statements represent the Company's judgment as of the date of this filing. The Company does not express any intent or obligation to update these forward-looking statements because the Company is unable to give any assurances regarding the likelihood or extent to which any event discussed in a forward-looking statement contained herein may or may not occur, or of the material effect that the outcome of any such forward-looking event may or may not have on the Company's future business, development of plans, or financial condition and results of operations.

(Please refer to the Glossary at the end of this Form 10-K for the definition of certain mining terms.)

ITEM 1.                           BUSINESS

                         DESCRIPTION OF THE COMPANY

      BACKGROUND.     Centurion Mines Corporation, including its
subsidiaries ("Centurion" or the "Company"), is a U.S. mineral resource company actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper, and other mineralization. In addition to its activities for its own account, Centurion conducts business through its subsidiaries. The Company operates its business as an exploration and development mining company, meaning that it receives and generally intends to receive income from property sales, joint ventures or other business arrangements with larger companies, as well as, if warranted, developing and placing its own properties into production. The Company controls considerable mining and mineral exploration properties through leases, options, and mining claims in the State of Utah, and holds production royalties on one additional mineral property in Utah. These properties primarily lie in two geographical regions, the Millard/Beaver Counties area, westerly from Milford, Utah, and the Tintic mining district, including the West Tintic area, about 70 miles southwesterly from Salt
Lake City, Utah.

      HISTORY.     Centurion's predecessor company was formed in 1979
as the Tintic Joint Venture partnership and subsequently was incorporated in Utah in 1984. Centurion was accepted as a "Small Cap Company" for listing on the National Association of Securities Dealers Automated Quotations System (NASDAQ) in November 1988 (symbol: CTMC).
Since its incorporation, the Company has developed into an experienced exploration and mining property development company, and has held joint ventures and exploration contracts with a number of major mining companies. Centurion has carried out exploration and development activities throughout Utah and previously in the State of Washington.

      CURRENT DEVELOPMENTS.     Two significant events occurred in
November, 1997. First, Centurion made the decision to acquire Royal
Silver Mines, Inc. by a tender of Centurion shares, and thereby direct the Company's focus to high grade silver resources in Centurion's Tintic
(Utah) and Royal Silver's Coeur d' Alene (Idaho) mining districts, and Royal's Nayarit, Mexico silver/zinc project. Second, the Company entered into a business arrangement with an unrelated company to proceed with Centurion's plan to begin mine production at its properties at the OK Mine project. Centurion also plans during fiscal 1998 to continue with mining development at its Company-owned Tintic district mines. By pursuing these activities, the Company intends to establish a long-term, stable cash flow to begin funding larger scale exploration, development, and subsequent production activities.

      (1)  FOCUS ON SILVER PROPERTIES.   In early November 1997, the
Company proposed a business venture with Royal Silver Mines, Inc (OTC
BB:RSMI) that is intended to result in the acquisition of Royal Silver through a tender of Centurion shares. This arrangement has been approved by the boards of directors of both companies and the larger shareholders of Royal Silver. Centurion will be the surviving company, and will benefit substantially from Royal's financial strength, institutional investor support, and its management and technical talent. The planned headquarters of the combined company will be at Centurion's recently renovated technical and administrative office facilities at the Mammoth Mine near Eureka, Utah.
Also, the name of the Company will change, effective February, 1998, to Grand Central Silver Mines, Inc., subject to shareholder approval, following which the combined company will adopt a new trading symbol, GSLM, for continued trading on the Nasdaq Small Cap Market. The new name will emphasize the Company's commitment to becoming a world class silver resource company with major privately owned silver mining properties in the Coeur d' Alene and Tintic mining districts, and control of significant mineral properties in an historic, high grade silver mining district in Nayarit, Mexico.

      (2)     PROGRESS AT THE OK OPEN PIT COPPER MINE PROJECT.   This
project is focused on the construction of a copper production facility and the subsequent production of electrolytic grade copper by the solvent-extraction/electrowinning process (SX/EW) at the site of the historic OK open pit copper mine about 10 miles northwest of Milford, Utah. In
November 1997, Centurion entered into a business arrangement related to it's OK Copper mine project with Nevada Star Resources Corp.,
(VSE:NEV) of Seattle, Washington, which has allowed construction of the SX/EW copper refining plant to continue. Sales of high grade copper is expected in late 1998. Under the terms of the arrangement, Centurion is to immediately receive 2 million shares of Nevada Star common stock with a current market value of about $1 million, plus a 12% royalty applicable to all copper production from ore reserves containing 96 million pounds of copper. Although the market price of copper, as of December 22, 1997, is approximately $0.80 per pound, the cash copper production costs for this project are estimated at below $0.40 per pound. Also, Centurion may exercise, through July 1, 1998, a 30% participation "back in" option on favorable terms. Thus, the Company expects to receive significant production income during fiscal 1998 with very limited financial risk. This should enable the Company to concentrate on building a major silver resource company and on bringing to production silver ore reserves in Coeur d' Alene, Tintic and elsewhere.

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

     In addition to focusing on established mining districts, the Company also has sought to explore and develop mineral properties in areas that have not had previous production or were, until recently, mostly unexplored. These areas include Kings Canyon and Blue Mountain in Utah. At Kings Canyon, for example, the Company has participated in the discovery of a new gold deposit and controls mining claims and mineral leases that Company geologists believe have potential for further gold discoveries. Centurion seeks to make new discoveries as well as expand historic mining areas using modern geologic science and technology.

     The Company also has compiled an extensive technical library on properties that it holds, consisting of geological reports, historical data and maps. Following its proposed reorganization with Royal Silver Mines, Inc., the Company will be a participant in major international mining developments through Royal Silver's Mocha Copper Project in Chile, under contract with Teck Corporation, Ltd. of Canada, and Royal Silver's Nayarit, Mexico silver/zinc project. It is possible that the Company may further expand its operations outside the United States.

      BUSINESS PLAN.   The long-term business goal of the Company
continues to be the discovery of significant reserves on its mineral properties by advancing their exploration and development potential. The Company's intermediate plan for funding and accomplishing this goal is two-fold:

     (1) The Company expects to develop a positive cash flow, first, from the proceeds, royalties and profits that are expected to result from its current business arrangement for production at the OK Copper Project. The Company also expects to receive other cash income from Royal
Silver's projects, following the proposed combination with Royal Silver Mines. With these funds, the Company intends to make new property acquisitions and to carry out exploration to develop ore reserves which can be sold, joint ventured, or mined by the company at a profit.

     (2) The Company intends to add to its projected positive cash flow by developing and operating its mines in the Main Tintic Mining District, including the Bullion Beck, Centennial Eureka, Mammoth, Grand Central and other nearby mines. The Company hopes to obtain funds for carrying out these development and production activities in the Main Tintic mining district from capital investment sources, or from participation in joint venture business arrangements.

     GOVERNMENT REGULATION OF ENVIRONMENTAL CONCERNS.   The Company is
committed to complying with the various federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, Centurion was in full compliance during fiscal 1997.

     To fulfill its environmental compliance obligations, the Company must attend to the complex requirements of laws encompassing jurisdictional authority over matters affecting land, mineral rights and/or the surface under which mining activities are proposed. Such compliance may materially affect the Company's capital expenditures, earnings and competitive position in the following general areas:
1) surface impact, 2) water acquisition, 3) site access, 4) reclamation,
5) wildlife preservation, and 6) permit and license qualification. To date, compliance has not had a material financial effect on Centurion because the Company's activities likewise have not had a significant impact on the environment.

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

     During fiscal 1997, the Company completed the permitting necessary to initiate production plans at the OK Copper Project, and completed preliminary permitting for mine exploration and development activities at various Company-owned mines in the Main Tintic mining district. The costs for reclamation bonding at the OK Copper project will be approximately $350,000 during fiscal 1998 and $105,000 during fiscal 1999, but will be borne by the operating company, rather than Centurion, as part of the projected operating expenses in developing the OK Copper Project. Beyond that, the Company does not anticipate that any additional reclamation bonding will be required during the estimated period of operation at the OK Copper Project.

     With respect to its other mining projects, the Company does not anticipate any material capital expenditures for environmental control facilities for the remainder of fiscal 1998. Nevertheless, future costs of compliance with respect to the remainder of the Company's mining properties may depend upon the extent and type of exploration and testing required. There is no assurance that the Company will be able to comply with all requirements imposed on such future development, nor that the Company will be able to economically operate or pursue exploration and development activities under future regulatory provisions.

                           OTHER BUSINESS FACTORS

      COMPETITIVE CONDITIONS IN THE INDUSTRY.   The mining industry is
very competitive. Mining companies compete to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development, and mining. The Company encounters competition from a handful of other similarly-situated junior mining companies in connection with the acquisition of properties capable of profitably producing gold, silver, copper and other mineralization. The Company is unable to ascertain the exact number of such competitor companies. However, the Company believes that with the development of its projects at the OK
Copper Mine and in the Tintic Mining District, its competitive position should improve. Nevertheless, the Company may be unable to acquire or develop attractive mining properties on terms it considers acceptable. Accordingly, there can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting the Company, nor that the Company's programs will yield commercially mineable reserves.

      RISK.   There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Even after extensive exploration and development work has been performed, economic feasibility cannot be finally determined until a detailed and comprehensive economic feasibility study has been concluded. Further, there is no assurance that a determination of economic feasibility will apply over time because it is based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as metal prices, production costs, and the actual quantity and grade of ore recoverable.

     Mining companies use the evaluation work of professional geologists, geochemists, geophysicists and engineers in determining the exploration and development potential of a specific property or project. These professional evaluations generally rely on scientific estimates and economic assumptions, and in some instances may result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies. From inception to the end of fiscal 1997, the Company has incurred a deficit of approximately 12.3 million dollars in implementing its acquisition, exploration and development activities. These operations have resulted in the control by fee simple ownership, and through mining claims and mineral leases, of nearly 47,000 total acres of mineral property. The Company's mineral property holdings contain proven and probable reserves that consist of the following: (a) at the Tintic properties, a total of 168,400 tons of 0.3 ounces per ton (opt) gold, 16.6 opt silver, and 2.2 percent copper; and
(b) at the OK Mine properties, a total of 6,400,000 tons of ore containing
0.75 percent copper.

      PATENTS, TRADEMARKS, LICENSES, FRANCHISES.   The Company does not
own any patents, trademarks, licenses, franchises, or concessions, except for patented mining claims, granted by governmental authorities and private land owners.

      SEASONABILITY.   The Company's business is generally not seasonal
in nature except to the extent that weather conditions at certain times of the year may affect the Company's access to some of its properties at higher elevations.

      NUMBER OF EMPLOYEES.   The Company currently contracts with one of
its subsidiaries for the services of 6 to 10 full time employees. The Company also has contract arrangements with approximately 5 consultants. The Company may also contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors. (See "Certain Relationships and Related Transactions," below.)

      SECURITIES ISSUANCES.   During fiscal 1997, the Company issued
2,810,420 shares for cash, at prices ranging from $0.23 to $0.79 per share for a total of $1,219,559. No shares were issued through the exercise of stock options in fiscal 1997.

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

     DOTSON EXPLORATION COMPANY.   On February 9, 1994, Centurion
entered into an agreement to purchase 41,000 shares of Dotson
Exploration Company ("Dotson Exploration", sometimes referred to as "DEC"), from Mark Dotson, the sole shareholder, for $350,000. These shares gave Centurion 51 percent ownership of Dotson Exploration. That agreement also permitted Centurion to acquire newly-issued shares by converting dollars spent on the development of Dotson Exploration properties and leases at a rate of $12 per share. Centurion subsequently acquired 100 percent of the outstanding shares of Dotson Exploration through purchase and the conversion of debt on January 12, 1995. At that time, Dotson Exploration became a 100 percent, wholly owned subsidiary of Centurion. Dotson Exploration has land and lease ownership, including the OK Copper Project properties, in the Milford Area Projects, located in Beaver County, Utah.

     TINTIC COALITION MINES CORPORATION.   Tintic Coalition is a Utah
corporation organized by Centurion for the purpose of acquiring control of the land and royalty rights to 680 acres of mining claims in the Tintic Mining District from Tintic Mountain Mining Company and its subsidiary Tintic Precious Metals, Inc. Tintic Coalition acquired 100 percent ownership of the land and royalty rights to the mining claims by issuing 1,000,000 Tintic Coalition shares to Tintic Precious, and issuing and conveying 4,510,000 Tintic Coalition shares to Centurion, 3,996,450 of which were in exchange for Centurion's acquisition from Tintic Mountain Mining of the royalty rights and approximately 25.5 million Tintic Precious shares. Centurion acquired control of land and royalty rights to the 680 acres for approximately $26,700 in cash and 25,000 shares of Centurion's common stock (valued at the then-market price of $1.00 a share). Tintic Coalition is operated by Centurion as a consolidated subsidiary.

      CENTURION EXPLORATION INCORPORATED.   Centurion Exploration
was incorporated in Utah in fiscal 1993 as a wholly-owned Company subsidiary. Centurion Exploration currently is engaged in various activities and in carrying out business and corporate purposes for the Company.

      ROYAL SILVER MINES, INC.    During fiscal years 1991 and 1992,
Centurion acquired a 37.2 percent controlling interest in Royal Silver Mines, Inc., a Utah corporation formerly known as Consolidated Royal
Mines, Inc. and Royal Minerals, Inc. Royal shares are traded on the OTC Bulletin Board under the symbol "RSMI". At the time that Centurion acquired Royal, Royal's principal asset consisted of mining properties. During fiscal 1993, Centurion acquired an additional 5,400,000 Royal shares, giving Centurion an 82.3 percent controlling interest in Royal and making it a consolidated subsidiary of the Company. During fiscal 1995, Royal completed a reorganization and share exchange with a company unaffiliated with Centurion, resulting in a decrease in Centurion's ownership to approximately 21.6 percent. During the third quarter of fiscal 1996, Royal ended its fiduciary affiliation with Centurion and terminated its agreement with Centurion Exploration, Inc. for the provision of administrative services and sharing of office expenses. By the end of fiscal year 1996, Centurion's ownership had declined to approximately 15 percent. In November, 1997, the boards of directors of Centurion and Royal Silver granted approval of Centurion's intended acquisition of Royal Silver through a tender of Centurion shares.

                               JOINT VENTURES

      BHP/CENTURION JOINT VENTURE.   On August 29, 1997, BHP Minerals
International Exploration, Inc., terminated the Option For Joint
Venture agreement it had signed with Centurion in January of 1996. The joint venture was directed towards exploration of a large bulk, porphyry-type copper/gold prospect at Centurion's "Little Bingham" property in the West Tintic mining district, about 20 miles westerly from Eureka, Utah. Prior to exercising the option in July 1996, BHP had advised Centurion that its preliminary results were favorable. Following the option exercise, BHP performed extensive geological mapping, geochemical, and geological surveying. During the period of the joint venture, BHP drilled 5 exploratory drill holes totaling 6,235 feet, and made periodic cash payments to Centurion totaling $35,000. In August 1997, however, BHP determined that the exploration results did not meet its criteria and terminated the joint venture.

     Upon terminating, BHP assigned to Centurion the mineral properties that BHP had acquired on behalf of the joint venture. These fully-paid properties consisted of 78 unpatented mining claims (totaling 1,560 acres), and one Utah State Mineral Lease of 640 acres. It is the opinion of Centurion geologists that the geological environment of the "Little Bingham" is suggestive of an extensive porphyry copper/gold mineralized deposit, which will require additional exploration to further define the target area. Centurion management and geologists are currently evaluating the exploration results developed by BHP.

ITEM 2.                              PROPERTIES

     The Company owns, or controls through leases and mining claims, 42,460 acres of mining and mineral exploration properties within the state of Utah. The properties are categorized into project areas. During fiscal 1997, the Company significantly decreased the size of its holdings in federal unpatented mining claims because of the effect on its holding and future exploration costs brought about by recent additions to the federal mining regulations.

    THE EFFECT OF REGULATORY CHANGES ON HOLDING UNPATENTED MINING CLAIMS

     In fiscal 1997, the United States Bureau of Land Management (BLM) promul-gated new regulations regarding hardrock unpatented mining claims (see 43 CFR
3809). Compliance with these regulations is both time-consuming and costly. As of the date of this filing, these regulations are under challenge in federal court by two mining associations representing U.S. and international mining concerns. However, because Centurion concentrates its exploration and develop-ment activities primarily on privately-owned lands and Utah State Mineral Leases, management expects that these new BLM regulations will have little effect on the Company's activities. Consequently, Centurion made a determin-ation to decrease even further its activities on federal unpatented mining claims following the publication of these regulations.


     Table 2.1 below provides an overview of the Company's projects in terms of acreage and the nature of the property holdings. The Company decreased its total acreage from approximately 99,020 acres at the end of fiscal 1996, to 42,460 acres at the end of fiscal 1997, primarily as a consequence of the regulations described above. (The Company reduced its holdings of unpatented mining claims from 58,260 acres to 6,200 acres because of the regulations.)

             TABLE 2.1       COMPANY PROPERTIES AND PROJECTS (IN ACRES)

                                                           UTAH       FEDERAL
                                                           STATE      UNPATENTED
                                               PRIVATE     MINERAL    MINING
COMPANY PROJECT           LOCATION             PROPERTY    LEASES     CLAIMS       TOTAL
------------------------  -----------------    --------    -------    -------     -------
Tintic and West Tintic    Tintic mining dist.   20,907      4,875      3,020       28,802
OK Mine - So Utah Copper  Milford/Beaver Utah    1,260      2,819      3,000        7,079 <F1>
Kings Canyon              Southwestern Utah         40      2,560         --        2,600
Blue Mountain             Milford/Beaver Utah       --      3,159        180        3,339
Silver Island (clay)      Tooele County, Utah       --        640         --          640
                                               --------    -------    -------     -------
                                 TOTALS :       22,207     14,053      6,200       42,460 <F2>

<F1>   This total for the OK Mine Copper Project consists of 4,172 acres owned or controlled by Centurion, as follows: private - 1,193 acres; State Leases - 2,179 acres; and
       unpatented mining claims - 860 acres. The remaining 2,907 acres, which are held or controlled by other companies, also comprise the project properties under an arrange-
       ment between the companies.

 <F2>  The Company also holds miscellaneous mining property interests throughout the State of of Utah, primarily State Mineral Leases, but the Company presently is not actively involved in significant mining activities or projects on these lands.

                 COMPANY DRILLING AND ASSAYING CAPABILITY

     In fiscal 1995, the Company purchased a track-mounted percussion drill with a depth capability of 250 feet. During fiscal 1996, the Company purchased three additional exploration drill rigs and accessory equipment: a Longyear Model 44 diamond core drill that has a depth capability in excess of 2,000 feet; a CP 650 drill, which is a truck-mounted reverse circulation rotary drill that has a depth capability of 1500 feet; and a Bazooka drill, which is an air-powered drill designed for drilling core underground and has a depth capability of 200 feet. At the time of those purchases, the Company also acquired accessory equipment including two water trucks, two air compressors, drill steel, tools and four support trucks. During fiscal 1996 and 1997, the Company also began the installation of a complete professional-level assay lab at its Mammoth, Utah office. When the assay lab is fully operational, the Company anticipates that it will not be dependent upon the services of outside assay labs for its production assay work, but only for necessary verification. This should reduce delays in receiving assay results and hasten exploration and mine development based on such assay results.

     Table 2.2 lists the drilling completed by the Company during fiscal 1997.

        TABLE 2.2  --  1997 DRILLING USING COMPANY RIGS AND EQUIPMENT

                            NUMBER OF                       TOTAL AMOUNT OF
PROJECT/LOCATION            HOLES DRILLED                   FOOTAGE DRILLED
-------------------------   -----------------------------   ---------------
OK Mine - So. Utah Copper   (7 Air Track; 1 Core)     - 8            1,260
Kings Canyon                (8 Reverse Circ.; 1 Core) - 9            5,550
                            -----------------------------   ---------------
                TOTALS :                               17            6,810

                               COMPANY PROJECTS

     The Company's projects hold excellent potential for significant mineral discoveries. During fiscal 1997 the Company focused considerable time and money on mineral exploration at the OK Copper Mine and Kings Canyon projects. Also during fiscal 1997, the Company continued with the establishment of a complete surface support facility for mining and exploration at its Tintic Project, and renovation of the Mammoth mine shaft in preparation of future production. The Company has prioritized its projects for fiscal 1998, in terms of its goal of generating cash flow from production and increasing shareholder value through mineral discovery. The Company believes that the OK Copper Mine-South Utah Project holds the best potential for generating cash flow in 1998 from mine production.

Tintic Project:
--------------
     The Tintic mining district lies about 70 miles southwest of Salt Lake City. The value of past production of gold, silver, copper, lead and zinc from the district in today's dollars is close to $2 billion. Centurion's Tintic properties are strategic to the Company's business plan of establishing cash flow from production in order to finance mineral exploration and discovery. During the period between 1979 and the present, Centurion acquired the lands that were the asset base of dozens of former mining companies. These acquisitions included the purchase of the Centennial Eureka and Bullion Beck Mines, which were the flagship mines of the once famous and extremely profitable U.S. Smelting and Refining Company. Centurion also acquired the Mammoth, Gold Chain, Grand Central, and Victoria Mines, as well as many others. The patented mining claims (privately owned mining properties) now owned by Centurion total 11,133 acres in Tintic alone, and have had past production of over 100 million ounces of silver, 2 million ounces of gold, 100 million pounds of copper, 1 billion pounds of lead and 100 million pounds of zinc. None of the mines Centurion owns were closed for lack of ore, but mainly from antiquated engineering and the low metals prices of the 1920's.

     The Company has proven and probable ore in the Mammoth Mine. Mammoth mine records show that the shaft pillar, a mineralized zone proximal to the mine shaft from the 150 foot level to the 550 foot level, contains an estimated 42,000 tons of probable ore grading 0.18 ounces per ton gold, 23 ounces per ton silver, and 4.5 percent copper. The Company believes that these reserves are mineable from the surface using the existing shaft and underground workings. Mine records also show that the New Park Mining Company drilled significant ore reserves on the 2400 to 2600 foot levels of the Mammoth Mine during the 1970's. These reserves were left in place when operations were terminated by New Park Mining Company. This resource contains 116,000 tons grading 0.284 ounces per ton gold, 15.2 ounces per ton silver and
1.3 percent copper.

     In fiscal 1997, Company geologists completed a comprehensive series of reports which outline and summarize several dozen surface and underground exploration targets on Centurion's Tintic properties. The reports culminate a work-in-progress which began in 1993. The targets have been developed from geochemical sampling, surface and underground geologic mapping, and previous drilling.

     Centurion's plans are to refit and refurbish the existing shafts at the Mammoth, Grand Central, Centennial Eureka and Bullion Beck mines. This will permit underground diamond drills to be placed in the open and existing mine workings for exploration and development drilling preparatory to setting up a modern mining complex. Among the most profitable mines in the world are modern underground high grade mines with sufficient mining widths to permit modern mechanized operations to be carried out. The Company believes that the mines it owns in the Tintic mining district have the potential to support highly profitable large underground mining operations.

      Renovation of the shop buildings, offices and houses at the Mammoth Mine complex, was near completion at the end of fiscal 1997. The Mammoth Mine complex will become the corporate headquarters of Centurion during fiscal 1998, and will be the central exploration-support facility for the Tintic Project and all of the Company's other projects as well.

 OK Open Pit Mine - South Utah Copper (OK Mine Project):
-------------------------------------------------------
     The Company's 7,079 acre OK Mine Project is located about 10 miles northwest of Milford, Utah. The project property is centered around the Company-owned OK Mine which contains significant proven and probable oxide copper reserves. Dotson Exploration Company ("Dotson Exploration"), a 100 percent owned subsidiary of the Company, will operate the OK Project and construct a solvent-extraction electrowinning (SX/EW) copper recovery plant at the OK Mine. From the copper reserves mined in the project area, the plant will produce electrolytic grade copper cathodes for sale to manufacturers and commodity brokers.

     Centurion and Nevada Star Resource Corp (VSE:NEV) entered into an agreement during November 1997 to bring the OK Mine project into production during 1998. Centurion will initially receive 2 million shares of Nevada Star stock plus a royalty consisting of 12 percent of the cash operating profits applicable to all copper production coming from the 144 square mile "area of joint interest" centered at the OK Mine site. Centurion will contribute it's 4,172 acres of mining property, which has copper ore containing 47.7 million pounds of contained copper at an average grade of .50% copper. Nevada Star will contribute the 2,907 acres of mining property it controls, which has copper ore reserves containing 48.9 million pounds of contained copper at an average grade of 1.5% copper.

     The combined ore reserves from Centurion and Nevada Star total 6.4 million tons of ore containing 96.6 million pounds of copper at an average grade of
 .75% copper. These ore reserves, with a 75 percent copper recovery, will pro-vide a mine life of at least 5 years. However, Centurion engineers believe that the likelihood of additional ore reserves being acquired or discovered is excellent, and that the mine life can be significantly extended. Centurion retains a 30% participation "back in" option provision exercisable through July 1, 1998. Centurion intends to exercise this option in the event results are favorable. Nevada Star must complete construction of the SX/EW plant and confirm the plant's successful operation as part of its "earn in" commitment.

     Centurion had previously completed the necessary metallurgical test work and preliminary mine and plant design, and had obtained all the necessary operating and environmental permits: the Air Quality Permit and the Ground Water Discharge Permit from the Utah Department of Environmental Quality, the Reclamation Plan Permit from the Utah Department of Oil, Gas and Mining, the Special Use Permit from Beaver County, Utah, the Power Line Right-of-Way Permit from the US Bureau of Land Management and the Utah Highway Department, and the Ground Water Usage Permit from the Utah Department of Environmental Quality. Under the Groundwater Usage Permit, the Company has completed two water wells for the Project. Water supply at the Project site is plentiful and more than adequate for the planned SX/EW operation. The Company has authorization to complete a third water well when needed.

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

     During early 1997 Centurion commenced construction on the copper heap leach pads. Nevada Star will operate the project and has committed to provide the estimated $6 million necessary for mine and plant construction. The plant design provides for the production of 40,000 pounds per day of high grade electrolytic copper at a total cash production cost of less than 40 cents per pound.

     The Company estimates that the construction of the SX/EW plant and the commencement of mining operations at the OK will require an estimated $6 million, and be completed within six months of commencement of construction of the copper refining plant. Cash flow from sales of copper cathode are expected to be generated within the first quarter of operations. Thereafter, the Company anticipates that it will receive cash flow from its share of operating profits from the sale of copper.

                              OTHER PROJECTS

Kings Canyon Project:
--------------------
     Kings Canyon is a large, high quality gold exploration property first identified in 1988. Centurion's project area of 2,560 acres lies about 60 miles west of the town of Delta, Utah, and is accessible by US Highways 6 and 56 and by improved gravel and dirt roads. The property has no previous mining history. Electrical and water supply are available near or within the project area for mining operations.

     The Kings Canyon area is host to widespread gold mineralization and geochemical anomalies over 50 square miles. Although Kings Canyon initially was a grass-roots project, thus far the Main Discovery Area contains a drilled out, shallow gold deposit which contains more than 200,000 ounces of gold upon which Centurion owns a 4 percent production royalty interest. Cash costs for this discovery were less than $10 per ounce of contained gold. Comprehensive geologic studies of the Kings Canyon area by Centurion since 1992 have established that the Discovery Area is only one of the favorable drill targets on the property. The Company conducted a 9 hole, 5,550 foot drilling program on the property in fiscal 1997. In August 1996, Centurion's drill hole CKC-96-10, tested an area several miles south of the Main Discovery and intercepted encouraging gold mineralization. As of the date of this filing, the Company has not confirmed commercial gold mineralization by offset drilling at this location.

     Adjacent to Centurion's 100 percent controlled properties, the Company owns a 4 percent production royalty on all minerals produced from 82 unpatented lode mining claims on 1,600 acres, representing a drilled out shallow gold deposit containing at least 200,000 ounces of gold owned by an unrelated company. Centurion also owns a 1.5 percent production royalty on approximately 7,000 acres of Utah State Mineral Leases and unpatented lode mining claims held by another company.

      For the past several years, concern about the nearby King Top wilderness study area ("WSA") has delayed exploration of a portion of the Kings Canyon property. However, the Main Discovery deposit and Centurion's CKC-96-10 gold discovery zone are both outside the WSA, as are most of the promising exploration targets. Centurion's management believes that the WSA will not be approved for permanent inclusion within the wilderness system. All of Centurion's present exploration targets are outside the present King Top WSA.

     The Company's other projects include the Blue Mountain property. This project consists of 3,339 acres located in the Milford/Beaver area, about 40 miles westerly from Milford, Utah. Disseminated copper mineralization is widespread across the Blue Mountain property with numerous small locations that contain ore grade bearing rock at the surface. Geological evidence suggests a porphyry copper environment and, possibly, related gold deposits may be present. The Company drilled 5 holes during 1996 totaling 2300 feet with inconclusive results, but no holes were drilled during 1997. Additional further further drilling is planned when budgetary considerations permit.

     On August 29, 1997, BHP Minerals International Exploration, Inc., terminated the Option For Joint Venture agreement it had signed with Centurion in January of 1996. The joint venture was directed towards exploration and commercial development of a large bulk, porphyry-type copper/gold system at Centurion's "Little Bingham" property in the West Tintic mining district of Utah. For more information about the termination of this joint venture, please refer to the discussion at the end of Item 1, "Business", above.

     The project entitled "West Tintic" consists of 12,614 total acres of private mineral rights, Utah State Mining Leases and federal mining claims that Centurion holds for its own account, and is not part of the "Little Bingham" property in the West Tintic mining district that comprised the BHP-Centurion joint venture property. This property is situated about 20 miles westerly from Eureka, Utah. The Company did not conduct any exploration or development work on these properties during fiscal 1997 for its own account, and none is planned for fiscal 1998.

     Finally, in fiscal 1997, the Company sent samples of high grade kaolin group clay from its Silver Island project in Tooele County, Utah to leading manufacturers of fine china. Results of suitability tests for using this clay in china manufacturing are pending. These manufacturers have expressed a desire for bulk quantities. Centurion plans to further evaluate the deposit by test pitting and drilling during fiscal 1998 to determine available tonnage.


ITEM 3.                         LEGAL PROCEEDINGS

     The Company is not aware of any pending legal proceedings incidental to the Company's business or properties that involve primarily a claim for damages in excess of ten percent of current assets excluding interest and costs. In the ordinary course of its business during fiscal 1997, the Company was involved in routine legal proceedings as plaintiff and as defendant, none of which involved claims greater than ten percent of current assets. For that reason no adjustments to the financial statements have been made to reflect any material uncertainty regarding the Company's exposure to liability in these proceedings.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to security holders during the fourth quarter of fiscal 1997.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Centurion's common shares are traded in the over-the-counter market and have been quoted since 1988 on the National Association of Securities Dealers Automated Quotations System (Nasdaq) under the symbol: CTMC. The prices listed below are the highest and lowest sales quotations reported to Centurion during each fiscal quarter for the period October 1, 1995, through September 30, 1997. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission, and may not necessarily represent actual transactions:

                                       1997            1996
                                    -----------     -----------
   FISCAL QUARTER ENDED:            High   Low      High   Low
   -----------------------------    ----   ----     ----   ----
   December 31 (first quarter)      1.38   0.75     2.06   1.44
   March 31 (second quarter)        0.94   0.50     2.06   1.38
   June 30 (third quarter)          0.75   0.38     1.88   1.31
   September 30 (fourth quarter)    0.69   0.31     1.69   0.88

     At December 22, 1997, there were approximately 800 shareholders of record of Centurion's common shares. Since its inception, Centurion has not paid any dividends on its common shares, and does not anticipate that dividends will be paid in the immediate future.

ITEM 6.             SELECTED FINANCIAL DATA

     The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's consolidated financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

                     1997           1996             1995            1994            1993

RESULTS OF
OPERATION:
-----------------
Revenues             $         0     $         0     $         0     $         0     $         0

Net Income (loss)     (1,659,875)     (1,660,483)     (2,635,655)     (2,372,790)     (1,142,513)

Net income (loss)
per common share            (.06)           (.07)           (.11)           (.12)           (.06)

Balance
Sheet Data:
-----------------
Total assets         $10,412,074     $ 9,770,328     $ 8,658,470     $ 8,492,800     $ 4,161,162

Working capital
(deficit)               (186,958)         16,695         (51,771)        637,171         290,104

Long-term debt            93,045         106,436               0               0               0

Stockholders'
equity               $ 9,851,349     $ 9,256,926     $ 8,265,862     $ 7,940,307     $ 3,828,689


ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                                AND RESULTS OF OPERATION

     Please read this discussion and analysis together with the Company's audited financial statements located at the end of this report on Form 10-K. This is management's analysis of the Company's present financial status. It is not a forecast of what may occur in the future. There are some statements below that discuss future events involving risks and uncertainties that could result in materially different outcomes than those projected. However, the Company cannot control or predict many of these risks and uncertainties. We have tried to describe these and other risks and uncertainties in our SEC filings, but please do not overly rely on forward-looking statements made by the Company.

Comparison of Results of Operations in 1997, 1996, and 1995.
------------------------------------------------------------
     Historically, the Company has not had revenues, and had none in 1997, 1996, and 1995. Instead, it receives operating funds from income sources other than revenue, such as the option and sale of property and royalty interests, the sale of equity securities, and interest on investments. The income from these sources fluctuates irregularly from year to year, causing a significant impact on operating results. During 1997, 1996, and 1995 the Company did not receive any income from advance mineral royalties, reimbursements related to venture properties, or from the sale of properties. Consequently, there was no corresponding cost of mineral properties sold. However, the Company was successful in 1997, 1996, and 1995 in obtaining additional equity investments and in acquiring various mineral properties. Therefore, management of the Company believes the nature and level of general and administrative expenditures is appropriate, given the lack of operating revenue.

     In summary, the Company's total operating costs decreased 25 percent in 1997 ($1.88 million) as compared to 1996 ($2.29 million), primarily because of cutbacks in personnel and other overhead costs, after increasing by 10 percent from 1995 ($2.09 million) to 1996. The 1997 decrease in operating costs, however, was offset by an equal decrease in non-revenue income from 1996. The 1996 increase in operating costs over 1995, on the other hand, was more than offset by the added income from securities sales and absence of losses from investments that were experienced in 1995. These changes resulted in a net loss for the Company of $1.66 million in each of 1997 ($0.06 per share) and 1996 ($0.07 per share), compared with a net loss of $2.64 million in 1995 ($0.11 per share).

     General and administrative expenses decreased from $1,886,451 in 1996, to $1,471,975 in 1997. The decrease is primarily the result of reductions in personnel and payroll expense, which had increased from 1995 to 1996. Accounting fees decreased from $51,209 in 1996 to $39,371 in 1997, which was a significant decrease from 1995 ($118,000). These decreases resulted from continued reductions in the number and value of common shares issued to accounting personnel for services, the reduction of personnel in the accounting department, and in the fees paid to the Company's independent public accountants. Also, fees paid to consultants for technical, promotional and administrative work decreased from $476,975 in 1996 to $360,953 in 1997, which also was a significant decrease from 1995 ($679,000). These decreases resulted from continued reductions in the number of consultants engaged by the Company. Office leasing costs have increased from 1995 ($51,000) and 1996 ($76,600) to 1997 ($119,968) due to the expansion of field offices and the increasing need for additional office space for technical and support services.

     In an effort to preserve cash, the Company has traditionally paid some of its expenses by issuing shares of common stock. The Company paid directors' fees in 1997, 1996 and 1995 by issuing shares of common stock and accounting for accruals of unissued shares. The value of the shares issued and accrued, however, varies from year to year because their valuation is determined directly by the market price on the issuance date. Also, 1995 was the final year in which the value of share issuances by Royal Silver to its directors was added to the Company's general and administrative expense due to the non-consolidation of Royal Silver's accounts following its reorganization in 1995 with a non-related company.

     The difference in interest and other income from 1996 ($155,946) to 1997 ($87,748) was due to a one-time option to purchase stock that occurred in 1996. On the other hand, interest and other income greatly increased from 1995 ($29,956) to 1996, primarily because of receipts from joint venture payments, increases in management consulting fees paid to the Company, and from the sale of an option regarding the Company's Royal Silver stock holdings.

     During 1996 and 1997, the Company did not incur any loss from dilution of equity investment in any of its subsidiaries, in contrast to 1995, in which the Company experienced a loss of $686,809 on its investments accounted for under the equity method, due to the reduction in its ownership in Royal Silver to 21.1 percent brought about as a result of its reorganization with a non-related company.

     In fiscal 1997 and 1996, the Company recognized a gain from the sale of securities it held in Royal Silver common stock. In 1995, the Company did not sell any of its securities and there was no such gain.

     In 1997 and 1995, unlike 1996, the Company experienced a loss from the disposition of assets. The 1997 loss resulted from the abandonment of a leasehold interest, and the 1995 loss resulted from the abandonment of property held by a subsidiary of the Company.

Financial Condition.
--------------------
     In summary, at September 30, 1997, the Company had a cash balance of $30,080 and accounts receivable of $26,312, of which $25,012 was collected subsequent to year end, and negative working capital of $186,958. In comparison, at September 30, 1996, the Company had a cash balance of $133,556 and accounts receivable of $33,842, with a positive working capital of $16,695. The Company funded its cash expenditures in 1997 and 1996 primarily by issuing common stock for cash. In 1997, the Company received $1,219,559 from the sale of its common stock at an average price of $0.43 per share, and $1,578,266 in 1996 at an average price of $1.03 per share. These funds were used for current and past operating expenses. The Company did not expend any cash in 1997 or 1996 to acquire interests in subsidiary companies. The Company's long-term debt of $93,045 is in the form of notes payable to purchase equipment and a promissory note to purchase mining claims.

     The amount of cash used by the Company's operations decreased from $521,981 in 1996, to $444,665 in 1997, by focusing resources and reducing overhead costs. The amount of cash used by the Company on acquisition and exploration of mineral properties increased from $506,262 in 1996 to $793,418 in 1997, primarily due to the increase in personnel and resources to hasten the completion of the permitting and construction for the OK Copper Mine project. The Company expended $155,043 in 1997, and $250,551 in 1996, to acquire property and equipment.

     The Company's long term debt is partially related to the lease of equipment that was acquired during fiscal 1996. The other multi-year obligations of the Company are note payments on mining claims the Company has purchased, and payments on mining claim leases that are cancelable at the Company's option. Moreover, if the Company is not successful in raising additional equity capital, selling some of its equipment, land, or equity securities, or negotiating beneficial joint venture business arrangements, the Company will reduce the level of expenditures by releasing some properties, thereby eliminating their associated costs to match the Company's cash flow position.

     Management expects the Company's consolidated cash expenditures, in addition to those associated with the OK Copper Mine, which are expected to be borne in full by Nevada Star Resource Corp., will approximate $530,000 during fiscal 1998. The anticipated cash expenditures consist of the following:
$80,000 for exploration and development activities; $50,000 for production-related activities; $10,000 for acquisition of mineral properties; $30,000 for property lease payments; and $360,000 for general and administrative expenses. These cash expenditures are expected to be primarily funded from:
$200,000 from the private sale of the Company's common stock; $70,000 from the sale of surplus equipment and land; $200,000 from the sale of Nevada Star common stock and/or the partial liquidation of Royal common stock; and $60,000 from joint venture business activities.

Liquidity and Capital Resources.
--------------------------------
     In comparing the Company's financial condition at the end of fiscal years 1997, 1996, and 1995, management determined that for fiscal 1998 it would be in the Company's best interests to reorganize its corporate and financial structure by acquiring the assets of Royal Silver Mines, Inc., through the tender offer of Centurion shares, while continuing its business arrangement with Nevada Star to complete the mining copper production facility and begin operations at the OK Copper Mine project, which upon completion, is expected to result in significant cash flow to the Company.

     The Company's accounts receivable at the end of fiscal 1997, of $26,312, was due from a non-interest bearing advance made by the Company to a related party. The $5,000 receivable at September 30, 1996, was for a routine item due the Company. Prepaid mining leases decreased primarily due to a net relinquishment of leased mineral properties. Mineral properties, however, increased from $8,849,485 at September 30, 1996, to $9,648,747 at September 30, 1997, as a result of investments in and the acquisition and exploration of properties and of equity investments in cash.

     Accounts payable increased from $206,622 as of September 30, 1996, to $295,301 as of September 30, 1997, primarily because of reduced cash flow. The accrued expenses payable decreased from $45,587 as of September 30, 1996 to $24,029 as of September 30, 1997. For fiscal 1996, this expense item was the result of the accrual of employees' salaries, associated taxes and workers compensation insurance. Directors' fee shares are issued only upon the fulfillment of certain conditions, but the fees are recorded on the Company's books at the earliest time that fees could become due, even though all of the conditions may not be met until a later date.

     During the years ended September 30, 1997 and 1996, the Company made non-interest bearing advances to related parties of $50,000 and $25,000, respectively, and received payments from related parties of $49,164 and $193,997, respectively. During the years ended September 30, 1997 and 1996, the Company received advances from a shareholder of $2,000 and $5,961, respectively, and made payments of $3,646 and $32,800, respectively, on those and prior advances.

Other Matters.
--------------
     The Company believes its operations are presently in substantial compliance with the comprehensive federal, state and local requirements applicable to air and water quality, environmental safety, and similar matters. Failure to comply with these laws, regulations and permits could result in delays in operations, injunctive actions, damages, and civil and criminal penalties. As the Company expands, changes or adds operations it may be required to obtain amended or additional permits or authorizations, and will continue to seek full compliance.

     Given management's significant reliance on the issuance of capital stock for various purposes, the following table summarizes by category the number of shares and the total value assigned to the shares for each of the fiscal years 1997, 1996, and 1995. All shares issued to affiliates of the Company are assigned a dollar value on the books at their market value. Nonrestricted, free-trading shares issued to non-affiliates are also valued at market. The value assigned is determined based on the average of the bid and ask price on the date of issuance. By comparison, the value assigned to restricted shares is determined based on other issuances of restricted shares for cash, which generally has been 66 percent of the value of nonrestricted shares on the date of issuance.

ITEM 8.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated Financial Statements and the Report of Independent Public Accountants are filed as a part of this report following the Glossary.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                                AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Company's independent public accountants during the Company's two most recent fiscal years, 1997 and 1996, or any subsequent interim period.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

ITEM 11.       EXECUTIVE COMPENSATION

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Part III (Items 10, 11, 12 and 13) are incorporated by reference from the Company's definitive proxy statement that is being filed pursuant to Regulation 14A with the Securities and Exchange Commission at approximately the same time as the filing of this report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  Index to Supplemental Schedules

    TITLE OF DOCUMENT                                                PAGE NO.
     Supplemental schedules:
       -  Report of Independent Public Accountants on Schedules

       - Schedule V - Property and equipment for the years ended September 30, 1997, 1996 and 1995

       - Schedule VI - Accumulated depreciation, depletion and amortization of property and equipment for the years ended September 30, 1997, 1996 and 1995

All other schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

During the 1997 fiscal year the Company filed one report on Form 8-K, dated October 18, 1996.

C.   Index to Exhibits

The following documents are incorporated herein by reference to Centurion's Registration Statement on Form 10, as filed with the Securities and Exchange Commission, dated September 16, 1988.

EXHIBIT    SEC. NO.     DOCUMENT
 3.1             3      Articles of Incorporation
 3.2             3      Articles of Amendment
 3.3             3      By-Laws of the Company
10.1            10      North Lily Mining Lease
10.2            10      Sharon Steele Lease

    The following document is incorporated herein by reference and was filed under Form 8-K on May 23, 1990.

10.3            10      Centurion/Crown Joint Venture Agreement

The following document is incorporated herein by reference and was filed under Form 10-K, 1991.

   4.1           4      Amendment to Articles of Incorporation Limiting
                        Director Liability

The following documents are incorporated herein by reference and were filed under Form 8-K on August 25, 1992 and September 28, 1992.

10.4            10      Sale of Mining Properties By Royal Minerals, Inc.
10.5            10      Change of Independent Public Accountants

The following documents are incorporated herein by reference and were filed under Form 10-K, 1992.

10.6            10      Deed with Reservation of Mineral Royalty -
                         January 1992 Sale of 80 acres to Kennecott
10.7            10      July 1992 Purchase and Sale Agreement of 16,880
                         acres to Kennecott
10.8            10      July 1992 Kennecott Option to Purchase 6,320
                         acres
10.9            10      Deed and Assignment with Reservation of Mineral
                         Royalty - September 1992 Sale of 6,320 acres to
                         Kennecott
10.10           10      Settlement of Centurion/Crown Litigation
10.11           10      Consultant Agreement - Barry Katona

The following documents are incorporated herein by reference and were filed under Form 8-K on March 23, 1993, and June 23, 1993.

10.12           10      Agreement in Principle to form Kennecott/Centurion
                         Joint Venture.
10.13           10      Private Placement of 1,404,000 shares

The following document is incorporated herein by reference and was filed under Form 8-K, dated April 29, 1994.

10.14           10      Letter Agreement between Consolidated Royal Mines,
                         Inc. and Montana Reserves Company, related to the Montanore Project.

The following document is incorporated herein by reference and was filed under Form 8-K, dated November 3, 1994.

16.1            16      Letter to the Commission from Arthur Andersen
                         LLP concurring with disclosures concerning its dismissal as Centurion's independent auditor.

The following documents are incorporated herein by reference and were filed under Form 10-K, dated January 13, 1995.

 3.2             3(i)   Articles of Amendment
10.15           10      Stock Purchase Agreement between Centurion ("CTMC")
                         and Dotson Exploration Company ("DEC") dated February 9, 1994
10.16           10      First Amendment to Stock Purchase Agreement between
                         CTMC and DEC dated March 21, 1994
10.17           10      Second Amendment to Stock Purchase Agreement
                         between CTMC and DEC dated March 22, 1994
10.18           10      Third Amendment to Stock Purchase Agreement
                         between CTMC and DEC dated April 15, 1994
10.19           10      Agreement and Plan of Reorganization between CTMC and
                         Jefferson-Pacific Corp. ("JP") dated May 20, 1994
10.20           10      First Amendment to Agreement and Plan of Reorgani-
                         zation between JP and CTMC dated July 14, 1994
10.21           10      Articles of Share Exchange between JP and CTMC dated
                         September 30, 1994, filed in the State of Utah
10.22           10      Articles of Share Exchange between JP and CTMC dated
                         September 30, 1994, filed in the State of Washington

The following document is incorporated herein by reference and was filed under Form 8-K, dated August 23, 1995.

99.01           99      Letter to Registrant from SEC Salt Lake District
                         Office, dated August 23, 1995, indicating termination of SEC staff inquiry investigation.

The following documents are filed as Exhibits to this Form 10-K and incorporated by reference herein.

27.01           27      Financial Data Schedule to Form 10-K for the
                         Year Ended September 30, 1997

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

Dated:   December 23, 1997        Dated:   December 23, 1997
         ----------------------            -----------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

CENTURION MINES CORPORATION

By:     /s/   Spenst Hansen       Dated:  December 23, 1997
   ----------------------------           ---------------------
   Spenst Hansen, Chairman

By:    /s/   Orson Mabey, III     Dated:  December 23, 1997
   ----------------------------           ---------------------
     Orson Mabey III, Director

By:    /s/   J.D.H. Morgan        Dated:  December 23, 1997
    ---------------------------           ---------------------
     J.D.H. Morgan, Director

By:    /s/   Mark Dotson          Dated:  December 23, 1997
    ----------------------------          ---------------------
     Mark Dotson, Director

                      GLOSSARY OF CERTAIN MINING TERMS

ACID MINE DRAINAGE - Acidic run-off water from mine waste dumps and mill tailings ponds containing sulphide minerals. Also refers to ground water pumped to surface from mines.

ADIT - An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

ALTERATION - Any physical or chemical change in a rock or mineral subsequent to its formation. Milder and more localized than metamorphism.

ANTICLINE - An arch or fold in layers of rock shaped like the crest of a wave.

ASSAY - A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

BACKFILL - Waste material used to fill the void created by mining an orebody.

BASEMENT ROCKS - The underlying or older rock mass. Often refers to rocks of Precambrian age which may be covered by younger rocks.

BASE METAL - Any non-precious metal (e.g. copper, lead, zinc, nickel, etc.)

BEDDING - The arrangement of sedimentary rocks in layers.

BLOCK CAVING - An inexpensive method of mining in which large blocks of ore are undercut, causing the ore to break or cave under its own weight.

BRECCIA - A rock in which angular fragments are surrounded by a mass of fine-grained minerals.

BULK MINING - Any large-scale, mechanized method of ming involving many thousands of tonnes of ore being brought to surface per day.

CATHODE - A rectangular plate of metal, produced by electrolytic refining, which is melted into commercial shapes such as wirebars, billets, ingots, etc.

CHALCOCITE - A sulphide mineral of copper common in the zone of secondary enrichment.

CHANNEL SAMPLE - A sample composed of pieces of vein or mineral deposit that have been cut out a small trench or channel, usually about 10 cm wide and 2 cm deep.

CHUTE - An opening, usually constructed of timber and equipped with a gate, through which ore is drawn from a stope into mine cars.

COMPLEX ORE - An ore containing a number of minerals of economic value. The term often implies that there are metallurgical difficulties in liberating and separating the valuable metals.

CONCENTRATE - A fine, powdery product of the milling process containing a high percentage of valuable metal.

CONGLOMERATE - A sedimentary rock consisting of rounded, water-worn pebble or boulders cemented into a solid mass.

CONTACT - A geological term used to describe the line or plane along which two different rock formations meet.

CORE - The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

CROSSCUT - A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

CUT-AND-FILL - A method of stoping in which ore is removed in slices, or lifts, and then the excavation is filled with rock or other waste material (backfill), before the subsequent slice is extracted.

DECLINE - An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

DEVELOPMENT - Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

DEVELOPMENT DRILLING - Drilling to establish accurate estimates of mineral reserves.

DIAMOND DRILL - A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

DILUTION (mining) - Rock that is, by necessity, removed along with the ore in the mining process, subsequently lowering the grade of the ore.

DIP - The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

DISSEMINATED ORE - Ore carrying small particles of valuable minerals spread more or less uniformly through the host rock.

DORE - Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

DRIFT - A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

DRILL-INDICATED RESOURCE - The size and quality of a potential orebody as suggested by widely spaced drillholes; more work is required before the resource can be classified as probable or proven reserves.

DUE DILIGENCE - The degree of care and caution required before making a decision; loosely, a financial and technical investigation to determine whether an investment is sound.

DUMP - A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.

ELECTROLYTIC REFINING - The process of purifying metal ingots that are suspended as anodes in an electrolytic bath, alternated with refined sheets of the same metal which act as starters or cathodes.

ENVIRONMENTAL IMPACT STUDY - A written report, compiled prior to production decision, that examines the effects proposed mining activities will have on the natural surroundings.

EPITHERMAL DEPOSIT - A mineral deposit consisting of veins and replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

EXPLORATION - Work involved in searching for ore, usually by drilling or driving a drift.

FACE - The end of a drift, crosscut or stope in which work is taking place.

FISSURE - An extensive crack, break or fracture in rocks.

FLOAT - Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action.

FLOTATION - a milling process in which valuable mineral particles are induced to become attached to bubbles and float, while others sink.

FOOTWALL - The rock on the underside of a vein or ore structure.

FRACTURE - A break in the rock, the opening of which allows mineral-bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

FREE MILLING - Ores of gold or silver from which the precious metals can be recovered by concentrating methods without resort to pressure leaching or other chemical treatment.

GALENA - Lead sulphide, the most common ore mineral of lead.

GOSSAN - The rust-colored capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulphides.

GRAB SAMPLE - A sample from a rock outcrop that is assayed to determine if valuable elements are contained in the rock. A grab sample is not intended to be representative of the deposit, and usually the best-looking material is selected.

GRADE - The average assay of a ton of ore, reflecting metal content.

HANGINGWALL - The rock on the upper side of a vein or ore deposit.

HEAD GRADE - The average grade of ore fed into a mill.

HEAP LEACHING - A process involving the percolation of a cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

HIGH GRADE - Rich ore. As a verb, it refers to selective mining of the best ore in a deposit.

HOST ROCK - The rock surrounding an ore deposit.

HYDROMETALLURGY - The treatment of ore by wet processes (e.g., leaching) resulting in the solution of a metal and its subsequent recovery.

INTRUSIVE - A body of igneous rock formed by the consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

LAGGING - Planks or small timbers placed between steel ribs along the roof of a stope or drift to prevent rocks from falling, rather than to support the main weight of the overlying rocks.

LENS - Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

LEVEL - The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

LIMESTONE - A bedded, sedimentary deposit consisting chiefly of calcium carbonate.

LODE - A mineral deposit in solid rock.

METAMORPHIC ROCKS - Rocks which have undergone a change in texture or composition as the result of heat and/or pressure.

MILL - A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

MILLING ORE - Ore that contains sufficient valuable mineral to be treated by milling process.

MINERAL - A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

MINERALIZED MATERIAL OR DEPOSIT - A mineralized body which has been delineated by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries, and other factors, conclude economic feasibility.

MUCK - Ore or rock that has been broken by blasting.

NATIVE METAL - A metal occurring in nature in pure form, uncombined with other elements.

NET PROFIT INTEREST - A portion of the profit remaining after all charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.

NET SMELTER RETURN - A share of the net revenues generated from the sale of metal produced by a mine.

OPEN PIT - A mine that is entirely on surface. Also referred to as an open-cut or open-case mine.

ORE - Mineralized material that can be mined and processed at a positive cash flow.

ORE PASS - Vertical or inclined passage for the downward transfer of ore connecting a level with the hoisting shaft or a lower level.

OREBODY - A natural concentration of valuable material that can be extracted and sold at a profit.

ORESHOOT - The portion, or length, of a vein or other structure, that carries sufficient valuable mineral to be extracted profitably.

OXIDATION - A chemical reaction caused by exposure to oxygen that results in a change in the chemical composition of a mineral.

PARTICIPATING INTEREST - A company's interest in a mine, which entitles it to a certain percentage of profits in return for putting up an equal percentage of the capital cost of the project.

PATENT - The ultimate stage of holding a mineral claim, after which no more assessment work is necessary because all mineral rights have been earned.

PATENTED MINING CLAIM - A parcel of land originally located on federal lands as an unpatented mining claim under the General Mining Law, the fee simple title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

PILLAR - A block of solid ore or other rock left in place to structurally support the shaft, walls or roof of a mine.

PORPHYRY - Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

PRECAMBRIAN SHIELD - The oldest, most stable regions of the Earth's crust, the largest of which is the Canadian Shield.

PROSPECT - A mining property, the value of which has not been determined by exploration.

PROBABLE (INDICATED) RESERVES - Resources for which tonnage and grade and/or quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

PROVEN (MEASURED) RESERVES - Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are stated, and no such limit is judged to be different from the computed tonnage or grade by more than 20 percent.

PROVEN AND PROBABLE MINERAL RESERVES - Reserves that reflect estimates of the quantities and grades of mineralized material at a mine which the Company believes could be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for such mineralized material. Mineral reserves are stated separately for each such mine, based upon factors relevant to each mine. Proven and probable mineral reserves are based on calculations of reserves provided by the operator of a property that have been reviewed but not independently confirmed by the Company. Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production. Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors. Reserves should not be interpreted as assurances of mine life or of the profitability of current or future operations.

RAISE - A vertical or inclined underground working that has been excavated from the bottom upward.

RAKE - The trend of an orebody along the direction of its strike.

RECLAMATION - The restoration of a site after mining or exploration activity is completed.

RECOVERY - The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

REPLACEMENT ORE - Ore formed by a process during which certain minerals have passed into solution and have been carried away, while valuable minerals from the solution have been deposited in the place of those removed.

RESERVES - That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals. Reserves are further classified by SEC guidelines as "Proven Reserves" or "Probable Reserves" according to the degree of assurance in the reserve determination data.

RESOURCE - The calculated amount of material in a mineral deposit, based on limited drill information.

RIB SAMPLES - Ore taken from rib pillars in a mine to determine metal content.

ROCKBOLTING - The act of supporting openings in rock with steel bolts anchored in holes drilled especially for this purpose.

ROCK MECHANICS - The study of the mechanical properties of rocks, which includes stress conditions around mine openings and the ability of rocks and underground structures to withstand these stresses.

ROOM-AND-PILLAR MINING - A method of mining flat-lying ore deposits in which the mined-out area, or rooms, are separated by pillars of approximately the same size.

ROTARY DRILL - A machine that drills holes by rotating a rigid, tubular string of drill rods to which is attached a bit. Commonly used for drilling large-diameter blastholes in open pit mines.

ROYALTY - An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

RUN-OF-MINE - A loose term used to describe ore of average grade.

SAMPLE - A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

SECONDARY ENRICHMENT - Enrichment of a vein or mineral deposit by minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another.

SHAFT - A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

SHEAR OR SHEARING - The deformation of rocks by lateral movement along unnumberable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

SHRINKAGE STOPING - A stoping method which uses part of the broken ore as a working platform and as support for the walls of the stope.

SKARN - Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolostone formation.

SOLVENT EXTRACTION-ELECTROWINNIG (SX/EW) - A metallurgical technique, so far applied only to copper ores, in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis.

SPHALERITE - A zinc sulphide mineral; the most common ore mineral of zinc.

STEP-OUT DRILLING - Holes drilled to intersect a mineralization horizon or structure along strike or down dip.

STOCKPILE - Broken ore heaped on surface, pending treatment or shipment.

STOPE - An underground excavation from which ore has been extracted either above or below mine level.

STRATIGRAPHY - Strictly, the description of bedded rock sequences; used loosely, the sequence of bedded rocks in a particular area.

STRIKE - The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

STRINGER - A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.

STRIPPING RATIO - The ratio of tons removed as waste relative to the number of tons or ore removed from an open pit mine.

SUBLEVEL - A level or working horizon in a mine between main working levels.

SULPHIDE - A compound of sulphur and some other element.

TAILINGS - Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

TAILINGS POND - A low-lying depression used to confine tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

TREND - The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

TROY OUNCE - Unit of weight measurement used for all precious metals. The familiar 16-ounce avoirdupois pound equals 14.583 Troy Ounces.

UNPATENTED MINING CLAIM - A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

VEIN - A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

VUG - A small cavity in a rock, frequently lined with well-formed crystals. Amethyst commonly forms in these cavities.

WALL ROCKS - Rock units on either side of an orebody. The hangingwall and footwall rocks of an orebody.

WASTE - Barren rock in a mine, or mineralized material that is too low in grade to be mined and milled at a profit.

WINZE - An internal shaft.

ZONE OF OXIDATION - The upper portion of an orebody that has been oxidized.

        *  -  *  -  *




                  CENTURION MINES CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                         SEPTEMBER 30, 1997 AND 1996

                 CENTURION MINES CORPORATION AND SUBSIDIARIES

                        Consolidated Balance Sheets

                         C O N T E N T S

Independent Auditors' Report. . . . . . . . . . . . . . . . . . .

Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . .

Consolidated Statements of Operations . . . . . . . . . . . . . .

Consolidated Statements of Stockholders' Equity . . . . . . . . .

Consolidated Statements of Cash Flows . . . . . . . . . . . . . .

Notes to the Consolidated Financial Statements. . . . . . . . . .

                        INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Centurion Mines Corporation and Subsidiaries
Salt Lake City, Utah


We have audited the accompanying consolidated balance sheets of Centurion Mines Corporation and Subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, cash flows and stockholders' equity for the years ended September 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Centurion Mines Corporation and Subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.


Jones, Jensen & Company
November 26, 1997

                      CENTURION MINES CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets (Continued)

                                ASSETS


                                                         September 30,
                                                     1997              1996
CURRENT ASSETS

                                         Cash     $     30,080      $   133,556
                          Accounts receivable             -               5,000
Accounts receivable - related parties (Note 9)          26,312           28,842
                        Prepaid mining leases           41,606           76,578
                Marketable securities (Note 5)         150,000          150,000
                         Total Current Assets          247,998          393,976

               MINERAL PROPERTIES (Note 3)           9,648,747        8,849,485

PROPERTY AND EQUIPMENT (Note 2)

            Furniture and office equipment             249,000          240,717
                           Field equipment             580,999          441,756
                    Leasehold improvements               7,517            8,845
                                  Vehicles             125,151          125,151
          Leased automobiles and equipment              84,620           84,620
           Less - accumulated depreciation
                          and amortization            (547,436)        (385,412)

              Total Property and Equipment             499,851          515,677

                              OTHER ASSETS              15,478           11,190

       TOTAL ASSETS                               $ 10,412,074      $ 9,770,328


                      CENTURION MINES CORPORATION AND SUBSIDIARIES
                        Consolidated Balance Sheets (Continued)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          September 30,
                                                     1997              1996
CURRENT LIABILITIES

    Accounts payable                              $   295,301       $   206,622
    Accrued expenses                                   24,029            45,587
    Payable to related party (Note 9)                     476             6,074
    Advances from shareholder (Note 9)                 84,315             6,561
    Leases payable - current portion (Note 7)          30,835            31,895
    Notes payable - current portion (Note 6)             -               80,542

       Total Current Liabilities                      434,956           377,281

LONG-TERM DEBT

    Leases payable (Note 7)                            22,041            32,445
    Note payable - related party (Note 9)                -               35,530
    Notes payable (Note 6)                             71,004            38,461

       Total Long-Term Debt                            93,045           106,436

       Total Liabilities                              528,001           483,717

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         32,724            29,685

COMMITMENTS AND CONTINGENCIES
   (Notes 10, 11, and 12)                                -                 -

STOCKHOLDERS' EQUITY

  Common stock, $.01 par value; 40,000,000 shares
   authorized, 30,575,796 and 26,081,077 shares
     issued and outstanding, respectively             305,758           260,811
    Additional paid-in capital                     21,871,474        19,673,873
    Accumulated deficit                           (12,314,383)      (10,654,508)
    Receivable related to sale of common stock        (11,500)          (23,250)

       Total Stockholders' Equity                   9,851,349         9,256,926

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $10,412,074       $ 9,770,328


                   CENTURION MINES CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        For the Years Ended September 30,
                                         1997            1996              1995
REVENUES
    Operating revenue                 $      -       $      -       $      -
               Total Revenues                -              -              -

OPERATING COSTS
    General and administrative          1,394,512      1,829,076      1,737,027
    General and administrative -
    related party (Note 9)                 77,460         57,375         39,849
    Mineral leases                        235,811        266,152        204,821
    Depreciation and amortization         170,869        136,282        106,328
               Total Operating Costs    1,878,656      2,288,885      2,088,025

LOSS FROM OPERATIONS                   (1,878,656)    (2,288,885)    (2,088,025)

OTHER INCOME (EXPENSE)
    Interest and other income              87,748        155,946         29,956
    Interest expense                      (17,703)       (11,013)        (2,501)
    Loss on investments accounted for
              under the equity method        -              -          (686,809)
  Sale of securities                      319,471        482,413           -
  Gain (loss) from disposition of assets (167,696)          -          (154,431)

        Total Other Income (Expense)      221,820        627,346       (813,785)

NET LOSS BEFORE MINORITY INTERESTS     (1,656,836)    (1,661,539)    (2,901,810)

MINORITY INTERESTS IN (GAIN) LOSS
        OF CONSOLIDATED SUBSIDIARIES       (3,039)         1,056        266,155

NET LOSS                              $(1,659,875)   $(1,660,483)   $(2,635,655)

NET LOSS PER COMMON SHARE             $      (.06)   $      (.07)   $      (.11)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                         28,206,128     24,599,843     23,266,388


                    CENTURION MINES CORPORATION AND SUBSIDIARIES
                  Consolidated Statements of Stockholders' Equity

                                                        Additional                    Receivable
                                Common Stock            Paid-in       Accumulated     Related to Sale
                              Shares       Amount       Capital       Deficit         of Common Stock
Balance,
     September 30, 1994       22,157,921   $  221,579   $14,400,348   $ (6,358,370)   $  (323,250)

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
    $1.25 to $2.25 per share     280,750        2,808       689,002           -              -


Issuance of shares for
 directors fees at prices
 ranging from $1.25 to
    $2.13 per share              143,000        1,430       201,870           -              -

Issuance of shares for
 cash at prices ranging
 from $1.07 to $1.62
    per share                  1,110,000       11,100     1,555,900           -              -

Issuance of shares in
 lieu of outstanding debt
 at prices ranging from
     $1.53 to $1.72 per share      8,000           80        12,970           -              -

Issuance of shares for the
 purchase of equity
 investments at $1.77
     per share                   105,000        1,050       185,000           -              -

Stock subscription received         -            -             -              -           300,000

Net loss for the year ended
     September 30, 1995             -            -             -         2,635,655)          -

Balance,
     September 30, 1995       23,804,671   $  238,047   $17,045,090   $ (8,994,025)   $   (23,250)


                 CENTURION MINES CORPORATION AND SUBSIDIARIES
         Consolidated Statements of Stockholders' Equity (Continued)

                                                        Additional                    Receivable
                                Common Stock            Paid-in       Accumulated     Related to Sale
                              Shares       Amount       Capital       Deficit         of Common Stock
Balance,
     September 30, 1995       23,804,671   $ 238,047    $17,045,090   $ (8,994,025)   $   (23,250)

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
    $1.00 to $1.87 per share     311,250       3,112        440,874           -              -

Issuance of shares for
 directors fees at prices
 ranging from $1.21 to
    $1.84 per share              245,000       2,450        339,525           -              -

Issuance of shares for
 cash at prices ranging
 from $0.66 to $1.50
    per share                  1,538,656      15,387      1,562,879           -              -

Issuance of shares in
 lieu of outstanding debt
 at prices ranging from
    $1.25 to $1.87 per share      25,000         250         38,510           -              -

Issuance of shares for the
 purchase of property at
 prices ranging from $1.31
    to $1.84 per share           156,500       1,565        246,995           -              -

Net loss for the year ended
    September 30, 1996              -           -              -        (1,660,483)          -

Balance,
    September 30, 1996        26,081,077   $ 260,811    $19,673,873   $(10,654,508)   $   (23,250)


                  CENTURION MINES CORPORATION AND SUBSIDIARIES
          Consolidated Statements of Stockholders' Equity (Continued)

                                                        Additional                    Receivable
                                Common Stock            Paid-in       Accumulated     Related to Sale
                              Shares       Amount       Capital       Deficit         of Common Stock
Balance
    September 30, 1996        26,081,077   $ 260,811    $19,673,873   $(10,654,508)   $   (23,250)

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
    $0.25 to $1.25 per share   1,134,819      11,348        696,851           -              -

Issuance of shares for directors
 fees at prices ranging from
    $0.53 to $1.00 per share     135,000       1,350         99,900           -              -

Issuance of shares for cash
 at prices ranging from
    $0.23 to $0.79 per share   2,810,420      28,104      1,191,455           -              -

Issuance of shares for purchase
 of mineral properties at prices
 ranging from $0.38 to $0.50
    per share                    371,080       3,711        169,829           -              -

Issuance of shares in lieu of
 outstanding debt at $0.92
    per share                     43,400         434         39,566           -              -

Stock subscription received         -           -              -              -            11,750

Net loss for the year ended
    September 30, 1997              -           -              -        (1,659,875)          -

Balance,
    September 30, 1997        30,575,796   $ 305,758    $21,871,474   $(12,314,383)    $  (11,500)


             CENTURION MINES CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Cash Flows

                                            For the Years Ended September 30,
                                          1997            1996            1995
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                       $ (1,659,875)   $ (1,660,483)   $ (2,635,655)
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
    Compensation and other expenses paid
       through issuance of common stock        708,199         443,986         691,810
    Issuance of common stock to directors
                  for compensation             101,250         341,975         203,300
    Loss (gain) on disposition of assets       167,696          (6,799)           -
    Depreciation and amortization              170,869         136,282         106,328
    Minority interests                           3,039          (1,056)       (266,155)
  Changes in assets and liabilities net of
   effect of acquisitions:
     Accounts receivable                         5,000            -             (5,000)
     Accounts receivable - related parties       2,530         168,997        (114,771)
     Marketable securities                        -           (150,000)           -
     Prepaid mining leases                      34,972          13,169           9,927
     Other assets                               (4,288)         (5,300)          5,156
     Accounts payable and related
       party payables                           47,551         163,479         125,002
     Accrued expenses                          (21,558)         33,769        (106,232)

       Net Cash Used by
               Operating Activities           (444,615)       (521,981)     (1,986,290)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment          (155,043)      (250,551)        (266,556)
  Acquisition and exploration of
                mineral properties            (793,418)      (506,262)        (307,220)

       Net Cash Used by
               Investing Activities        $  (948,461)     $(756,813)      $ (573,776)


                  CENTURION MINES CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Continued)

                                            For the Years Ended September 30,
                                          1997            1996            1995

CASH FLOWS FROM FINANCING ACTIVITIES

    Issuance of common stock for cash     $ 1,219,559     $ 1,578,266     $  1,867,000
    Proceeds on leases payable                 18,000            -                -
    Payments on leases payable                (29,464)        (14,394)            -
    Payments on notes payable                  (7,999)       (142,193)            -
    Cash received on subscription receivable   11,750            -                -
    Advances from shareholder                  84,315           5,961           33,400
    Payments to shareholder                    (6,561)        (32,800)         (32,850)

       Net Cash Provided by
               Financing Activities         1,289,600       1,394,840        1,867,550

NET INCREASE (DECREASE) IN CASH              (103,476)        116,046         (692,516)
CASH, BEGINNING OF YEAR                       133,556          17,510          710,026
CASH, END OF YEAR                         $    30,080     $   133,556     $     17,510

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
    Income taxes                          $       600     $       600     $        700
    Interest                              $    17,703     $    11,013     $      2,248


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 1997, Centurion issued 371,080 shares of common stock valued at $173,540 for the acquisition of mineral properties. Centurion also issued 43,400 shares of common stock valued at $40,000 in lieu of a cash payment on a note owed for the acquisition of mineral properties.

During the year ended September 30, 1996, Centurion issued 25,000 shares of common stock valued at $38,760 in lieu of cash payments for outstanding debt. Centurion also issued 156,500 shares of common stock for the acquisition of mineral properties and field equipment valued at $248,560.

During the year ended September 30, 1996, Centurion acquired mineral properties valued at $161,196 and property and equipment valued at $78,734 through the issuance of promissory notes and lease agreements (See Notes 6 and 7).

During the year ended September 30, 1995, Centurion issued 8,000 shares of common stock valued at $13,050 in lieu of cash payments for outstanding debt. Centurion also issued 105,000 shares of common stock valued at $186,050 for equity positions in subsidiaries.

               CENTURION MINES CORPORATION AND SUBSIDIARIES
              Notes to the Consolidated Financial Statements
                       September 30, 1997 and 1996

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

       A majority of the $9,648,747 of mineral properties included in the accompanying consolidated balance sheet as of September 30, 1997 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependant upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements.

       The Company has incurred operating losses from inception to date and as of September 30, 1997 has an accumulated deficit of $12,314,383. During the year ended September 30, 1997, the Company's operations used $444,615 of cash and the Company used $948,461 of cash in investing activities. The Company's cash was provided from the sale of 2,810,420 shares of common stock at an average price of $0.43 per share for $1,219,559. Management expects that the Company's cash expenditures for the fiscal year ended September 30, 1998 will consist of the following: $80,000 for exploration activities, $50,000 for production related activities, $10,000 for acquisition of mineral properties, $30,000 for property lease payments, and $360,000 for general and administrative expenses. Management also expects that the Company's cash receipts for the fiscal year ended September 30, 1998 will consist of the following: $200,000 from the sale of common stock, $70,000 from the sale of surplus equipment and land, $200,000 from the sale of Nevada Star common stock and the partial liquidation of Centurion's ownership in Royal Silver Mines, Inc. stock, and $60,000 from joint venture business activities.

       Although at September 30, 1997, the Company had a negative working capital of $186,958, the Company is currently negotiating to sell additional properties and contemplates financing further exploration of its mineral properties through joint venture arrangements. Subsequent to the end of fiscal 1997, the Company signed a Letter of Intent with Nevada Star Resources Corp. to bring about the completion of construction and begin operation of the SX/EW copper production facility at the site of the Company's OK Copper Mine project, in exchange for stock and royalties, any of which may result in additional capital to the Company (see Note
       12). Nevertheless, if the Company is not successful in raising additional equity capital, is not able to sell some of its mineral properties, is not able to negotiate joint venture arrangements, or does not receive additional capital from its business ventures, the Company will reduce the level of expenditures to match its cash flow position.

                   CENTURION MINES CORPORATION AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                          September 30, 1997 and 1996

 NOTE  2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The accompanying consolidated financial statements include the accounts of Centurion and its subsidiaries, Centurion
       Exploration Incorporated ("CEI") and Dotson Exploration Company ("DEC"), wholly-owned subsidiaries; Mammoth Mining Company
       ("MMC") , an 81.8 percent-owned subsidiary;  The Gold Chain
       Mining Company ("GCMN"), a 61.1 percent-owned subsidiary; and Tintic Coalition Mines Corporation ("TCM"), an 80 percent-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation. Centurion acquired its interests in MMC, GCMN, and DEC during the year ended September 30, 1994. Centurion acquired its interests in CEI and TCM during the year ended September 30, 1993. (See Note 4).

       a.  Accounting Method

       The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year end.

       b.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       c.  Mineral Properties

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

       d.  Property and Equipment

       Property and equipment are recorded at cost. Major additions and improvements are capitalized, while minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred.

                 CENTURION MINES CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                         September 30, 1997 and 1996

NOTE  2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(Continued)

       d.  Property and Equipment (Continued)

       Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

       Description                       Useful Lives
       Furniture and equipment           5 years
       Field equipment                   5 years
       Leasehold improvements            Life of lease
       Vehicles                          5 years

       Depreciation expense for the years ended September 30, 1997, 1996 and 1995 was $170,869, $136,282 and $106,328, respectively.

       e.  Capitalized Interest

       Interest costs that relate to the acquisition and development of mining properties that are not in production are capitalized. Interest costs related to operations are expensed as incurred. During the years ended September 30, 1997, 1996, and 1995, the Company capitalized $0, $0 and $0, respectively, of interest costs to mineral properties and expensed $17,703, $11,013, and $2,501, respectively.

       f.  Net Loss Per Common Share

       Net loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock options and other common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding for the years ended September 30, 1997, 1996 and 1995 since they were antidilutive. No material dilution resulted from common stock equivalents outstanding for the year ended September 30, 1997.

       g.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       h.  Reclassifications

       Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 financial statement presentation.

                  CENTURION MINES CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                         September 30, 1997 and 1996

 NOTE  3 -MINERAL PROPERTIES

       The following summarizes the Company's investments in significant mineral properties as of September 30, 1997 and 1996 and briefly describes the properties and activity related to each property.

                                           1997                1996
                                      ---------------      ------------
       Utah Gold Belt Properties       $  254,002            $ 254,002
       Tintic Districts                 6,900,515            6,659,089
       Kings Canyon Project               411,488              234,034
       OK Copper Mine Area              1,556,771            1,008,693
       Other                              525,971              693,667
                                      ---------------     -------------
                                       $ 9,648,747        $  8,849,485

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

       The Company's investment in these properties decreased during the year ended September 30, 1995 since the Company's ownership interest in Royal Silver Mines, Inc. decreased to 21% at September 30, 1995 causing it to no longer be a consolidated subsidiary of the Company (See Note 4). Royal Silver Mines, Inc. holds properties at the Utah Gold Belt.

       During the years ended September 30, 1997, 1996 and 1995, the Company expended $0, $625 and $581, respectively, on exploration of these properties.

       b.  Tintic Districts

       The Main Tintic project covers approximately 14,756 acres of land which are held in a combination of forms, including private mining leases, state mineral leases, patented and unpatented mining claims situated approximately 70 miles southwest of Salt Lake City, Utah. The area includes various historic mines which produced large amounts of gold, silver and other metals. The project area contains several zones of known gold mineralization that were not explored or developed by the early miners. Centurion's current targets on the Main Tintic project include breccia-pipe deposits of gold, silver, and copper.

                  CENTURION MINES CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements (Continued)
                         September 30, 1997 and 1996

NOTE  3 -MINERAL PROPERTIES (Continued)

       b.  Tintic Districts (Continued)

       During the years ended September 30, 1997, 1996 and 1995, the Company expended $241,426, $292,023 and $542,802, respectively, on exploration and development of these properties. The Company expended $0, $238,321 and $32,100 on acquisition of additional properties in the Tintic Districts during fiscal years 1997, 1996 and 1995, respectively.

       c.  Kings Canyon Project

       The Kings Canyon project includes approximately 3,840 acres of Utah state mineral leases situated in the Confusion Mountain Range of West-Central Utah, about 60 miles west of Delta, Utah. This project represents a newly discovered district of precious metal mineralization, with evidence for economic gold deposits over a 50 square mile area. Exploration efforts to date have delineated a substantial gold resource.

       The Company owns a 4% production royalty on all minerals produced from 82 claims (1,600 acres) and owns a 1.5% production royalty on an additional 12 Utah state mineral leases (5,500 acres) held by another company.

       During the years ended September 30, 1997, 1996 and 1995, the Company expended $177,454, $103,429 and $39,186, respectively, on exploration related to the project.

       d.  OK Copper Mine Area

       The OK Copper Mine property consists of approximately 8,700 acres of privately owned land and unpatented mining claims in Beaver County, Utah. The claims have proven copper reserves.

       During the years ended September 30, 1997, 1996, and 1995, the Company expended $548,078, $240,995 and $452,773, respectively, on exploration of these claims.

                CENTURION MINES CORPORATION AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements (Continued)
                        September 30, 1997 and 1996

 NOTE 4 -INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES

       The following describes the specific transactions and activity related to each of the consolidated subsidiaries as of September 30, 1997 and 1996.

       a.  Tintic Coalition Mines Corporation

       TCM was incorporated on April 27, 1993 for the purpose of acquiring, exploring and developing mineral properties in the southern portion of the Tintic Mining District. The original capital investment of $1,020 was loaned to the Company by Dr. Spenst Hansen, which was subsequently reimbursed, and 102,000 shares of Tintic Coalition common stock were issued to the Company for that initial investment.

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

       On June 23, 1993, Centurion acquired an additional 411,550 shares of TCM's common stock for $8,231 in cash to increase Centurion's ownership interest in TCM to 80 percent. The 411,550 shares were acquired at an increased price because TCM now owned property. In addition, the Company incurred direct costs of $2,505 in connection with these transactions which have been included in Centurion's investment in TCM. TCM provides personnel and payroll services to the Company.

       b.  Mammoth Mining Company and its Subsidiary

       In May of 1994, Centurion purchased Jefferson Pacific Corp.
       (JPC), which owned 58.6 percent of Mammoth Mining Company. In the following months, Centurion purchased additional shares of MMC from its shareholders, bringing Centurion's ownership of MMC to 81.8 percent.

       MMC has land and lease ownership in the Tintic Mining
       District. It also has a 61.1 percent ownership in a separate subsidiary company, The Gold Chain Mining Company. The Gold Chain Mining Company is currently inactive.

            CENTURION MINES CORPORATION AND SUBSIDIARIES
           Notes to the Consolidated Financial Statements
                     September 30, 1997 and 1996

NOTE 4 -      INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES
              (Continued)

       c.  Dotson Exploration Company

       On February 9, 1994, Centurion entered into an agreement to purchase 41,000 shares of Dotson Exploration Company, (DEC), from Mark Dotson, the sole shareholder, for $350,000. These shares gave Centurion 51 percent ownership of DEC. According to the original agreement, Centurion was given the ability to convert dollars spent on the development of DEC properties and leases at a rate of $12 for each share. By September 30, 1994, DEC had issued an additional 32,667 shares of its stock, giving Centurion a total of 64.8 percent ownership in DEC. During the year ended September 30, 1995, Centurion issued 105,000 shares of common stock at $1.77 per share to acquire the remaining outstanding shares of DEC making it a 100 percent owned subsidiary of Centurion at September 30, 1995, 1996 and 1997.

       Dotson Exploration Company has land and lease ownership in the Milford, Utah Mining District. Exploration activities by
       Centurion on these properties have confirmed the existence of copper ore reserves.

       d. Centurion Exploration Incorporated

       On July 15, 1993, Centurion formed CEI as a wholly-owned subsidiary for the purpose of participating in a joint venture agreement with Kennecott. Centurion transferred certain mineral properties to CEI at its historical cost basis. CEI has provided personnel and payroll services to the Company (other than management personnel).

NOTE 5 -      MARKETABLE SECURITIES

       The Company currently owns 1,091,267 shares of Royal Silver Mines, Inc. (Royal) common stock, a related company, which is approximately 8% of the total outstanding shares at September 30, 1997. 100,000 shares of the total amount owned were purchased on July 12, 1996 at a cost of $150,000. The Company carries these marketable securities at the lower of cost or market value of $150,000 and $150,000 at September 30, 1997 and 1996, respectively. The Company also received $50,000 from Royal during the year ended September 30, 1996 which granted Royal a two-year option to repurchase up to 800,000 of their shares at a price equal to $1.75 per share. This $50,000 has been recorded in the accompanying consolidated financial statements as other income. Royal had not exercised any of this option at September 30, 1997. The Company is currently in discussions with Royal to enter into a business arrangement that if implemented may include, among other actions, exchanging Company common stock to acquire certain of Royal's U.S. silver properties, or significant amounts of the outstanding common stock of Royal (see Note 12).

                 CENTURION MINES CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                          September 30, 1997 and 1996

NOTE 6 -      NOTES PAYABLE

     Notes payable consisted of the following at September 30, 1997 and 1996:

                                                       September 30,
                                                 1997              1996
[S]                                              [C]
     Purchase note payable for patented mining
     claims in the Bradshaw Mining District,
     non-interest bearing, payable in $40,000
     worth of free-trading Centurion stock in
     semi-annual increments (see below).         $   71,004       111,003

     Purchase note payable for patented mining
     claims in the Chrysocolla Mining District,
     non-interest bearing, payable in $8,000
     annual increments.                                -            8,000

     Total Notes Payable                             71,004       119,003

              Less:  Current Portion                   -          (80,542)

              Long-Term Notes Payable            $   71,004       $38,461

     Maturities of long-term debt are as follows:

              Year Ending
              September 30,                     Amount
              ----------------------       -----------------
                1998                        $          -
                1999                                 71,004
                2000                                   -
                2001                                   -
                2002 and thereafter                    -

                   Total                            $71,004

       The $71,004 payable is currently in dispute. Management is vigorously contesting the claim and believes that there is a remote likelihood of having to pay the debt. Accordingly, the debt is recorded as long-term.

NOTE 7 -      LEASES PAYABLE

       The Company leases certain equipment and vehicles. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. The capitalized cost of $84,620 less accumulated depreciation of $29,343 is included in property and equipment in the accompanying consolidated financial statements. Depreciation expense for these assets for the years ended September 30, 1997, 1996 and 1995 was $16,928, $12,415 and $0, respectively.

                 CENTURION MINES CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                        September 30, 1997 and 1996

NOTE 7 -      LEASES PAYABLE (Continued)

    Leases payable consisted of the following at September 30, 1997 and 1996:

                                                          September 30,
                                                        1997         1996

       Lease payable to a leasing company,
        secured by property, interest at 11.5%,
        payable in monthly installments of $462,
          final payment due July, 2001.                 $ 17,430    $ 20,499

       Lease payable to a leasing company,
        secured by property, non-interest bearing,
        payable in monthly installments of $626,
          final payment due February, 1997.                 -         3,759

       Lease payable to a leasing company,
        secured by automobile, interest at 11.5%,
        payable in monthly installments of $379,
          final payment due April, 1998.                   3,357      6,653

       Lease payable to a leasing company,
        secured by automobile, interest at 11.0%,
        payable in monthly installments of $470,
          final payment due June, 1998.                    5,024      8,893

       Lease payable to a leasing company,
        secured by automobiles, interest at 11.5%,
        payable in monthly installments of $835,
        final payment due August, 1999.                   17,165       -

        Lease payable to a leasing company,
        secured by automobile, interest at 11.0%,
        payable in monthly installments of $1,485,
          final payment due March, 1998.                   9,900     24,536

              Total Leases Payable                        52,876     64,340

              Less: Current Portion                     (30,835)   (31,895)

              Long-Term Leases Payable        $          22,041  $  32,445

                    CENTURION MINES CORPORATION AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                            September 30, 1997 and 1996

NOTE 7 -      LEASES PAYABLE (Continued)

       The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

          Year Ending September 30,                     Amount
       -------------------------------             ______________
                    1998                           $       36,293
                    1999                                   14,734
                    2000                                    5,548
                    2001                                    4,623
             2002 and thereafter                             -
                                                   --------------

        Total future minimum lease payments                61,198

        Less, amount representing interest                 (8,322)

        Present value of future minimum lease payments  $  52,876
                                                        =========
 NOTE 8 -INCOME TAXES

       As of September 30, 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $11,750,000. For federal income tax purposes, only a portion of the tax net operating loss can be utilized in any given year if the company which generated the loss has had a more than 50 percent change in ownership or if such a change occurs in the future as defined in the Internal Revenue Code.

       The following summarizes the periods for which the net operating loss carryforwards will expire.

        Expiration Date
        1999                          $         178,000
        2000                                    101,000
        2001                                    230,000
        2002                                    346,000
        2003                                    457,000
        2004                                    727,000
        2005                                    534,000
        2006                                       -
        2007                                    141,000
        2008                                  1,027,000
        2009                                  1,774,000
        2010                                  2,215,000
        2011                                  1,760,000
        2012                                  1,794,000
                                      =================
                        TOTAL         $      11,284,000

           CENTURION MINES CORPORATION AND SUBSIDIARIES
          Notes to the Consolidated Financial Statements
                   September 30, 1997 and 1996

 NOTE 9 -RELATED PARTY TRANSACTIONS

       The Company paid compensation to officers, directors and others by issuing, on certain occasions, restricted shares of its common stock. The value of the restricted shares issued as compensation has been recorded at 67 percent of the quoted market value of the trading common stock on the date the shares were issued.

       Officers and directors of the Company were issued common stock for compensation as follows:


       Year Ended September 30,           1997            1996          1995
           Compensation
       -----------------------------  -----------     -----------     --------
       Value of common shares issued  $ 259,279       $ 341,975       $203,300
       Number of shares issued          388,300         245,000        143,000

       The Company made non-interest bearing advances to shareholders and companies whose shareholders and officers are also shareholders and officers of the Company. As of September 30, 1997, and 1996, $26,312 and $28,842, respectively, was due to the Company as a result of these advances.

       The Company also has received advances from an officer, director, and principal shareholder of the Company in order to pay minimal operating expenses. As of September 30, 1997 and 1996, $84,315 and $6,561, respectively, was due from the Company as a result of these advances. As of September 30, 1997 and 1996, $476 and $6,074, respectively, was due to other related parties as a result of operating expense advances.

       During September 1996, the Company signed a promissory note at 8% interest to a related company for $35,530. The note was paid off during the year ended September 30, 1997.

       During the year ended September 30, 1997, the Company issued 2,426,184 shares of its common stock to related parties for $1,002,259 in cash (average price of $0.41 per share).

       During the year ended September 30, 1996, the Company issued 1,171,959 shares of its common stock to related parties for $1,099,996 in cash (average price of $0.94 per share).

       The Company leases certain buildings and offices located at the Main Tintic Project Mine from a related company owned and operated by an officer, director and principal shareholder of the Company for $6,000 per month. The transaction was not negotiated at arms-length. Total lease payments during the year ended September 30, 1997 were $72,000.

                       CENTURION MINES CORPORATION AND SUBSIDIARIES
                       Notes to the Consolidated Financial Statements
                               September 30, 1997 and 1996

 NOTE 10 -COMMITMENTS AND CONTINGENCIES

       a.  Cancelable Mineral Leases and Royalty Agreements

       The Company has entered into various cancelable mining leases and royalty agreements as a lessee. Future minimum lease and royalty payments under the Company's current agreements will be approximately $32,000 annually. Certain leases also have provisions allowing the Company to purchase all rights to the properties thereby reducing future commitments for royalty payments.

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

       b.  Noncancelable Operating Leases

       The Company occupies its facilities under noncancelable operating leases. These leases expire during 1998. Minimum future payment to be paid under these arrangements will amount to approximately $13,860 for the year ending September 30, 1998. Rent expense for the years ended September 30, 1997, 1996 and 1995 was approximately $50,570, $76,600 and $45,500, respectively.

 NOTE 11 -COMMON STOCK AND OPTIONS

       a.  Stock Option and Stock Award Plan

       On April 19, 1991, Centurion's shareholders approved the 1991 Stock Option and Stock Award Plan (the Plan). The purpose of the Plan is to enable Centurion to attract and retain experienced and able directors, officers and employees. The Plan will provide incentives to directors, officers and employees to extend their best efforts for the Company and its shareholders. Under the provisions of the Plan, the Board of Directors may grant incentive stock options or stock awards only to eligible directors, officers or employees. As of September 30, 1997, the shareholders have approved 5,000,000 shares of stock to be issued and administered under the Plan and the Company has filed a Form S-8 registration statement and amendments covering the 5,000,000 shares. As of September 30, 1997, 3,624,296 shares of common stock have been awarded under the Plan.

                  CENTURION MINES CORPORATION AND SUBSIDIARIES
                 Notes to the Consolidated Financial Statements
                          September 30, 1997 and 1996


 NOTE 11 -COMMON STOCK AND OPTIONS (Continued)

       b.  Stock Options and Warrants

       Beginning with the quarter ended June 30, 1993 and ending March 31, 1995, Centurion granted options to its directors, certain of its executive officers, and a key consultant to purchase an aggregate of 560,000 shares of common stock at $1.50 per share, the fair market value of the Company's common stock on the grant date. Due to the non-reelection of one of the Company's directors, 20,000 of the options were forfeited during fiscal year 1994. From April 1, 1995 to September 30, 1996, Centurion granted additional options to its directors, certain of its executive officers, and a key consultant to purchase an aggregate of 295,000 shares of common stock on the same terms as the earlier grant of options. As of September 30, 1997, options to purchase 690,000 shares of common stock remained exercisable. The options are exercisable through September 30, 2000, or six months after the option holder ceases to be a director, officer or consultant to the Company. Stock option activity for the years ended September 30, 1995, 1996, and 1997 consisted of the following:

                                           Number                Price
                                          of Shares            per Share
                                          ----------           ----------
       Outstanding at September 30, 1994    515,000             $ 1.50
       Exercised during the year           (210,000)              1.50
                                          ----------           ----------
       Outstanding at September 30, 1995    305,000               1.50
       Granted during the year              295,000               1.50
       Exercised during the year           (150,000)              1.50
                                          ----------           ----------
       Outstanding at September 30, 1996    450,000               1.50
       Granted during the year              240,000               1.50
       Exercised during the year               -                   -
                                          ----------           ----------
       Outstanding at September 30, 1997    690,000             $ 1.50
                                          ==========           ==========

       The Company granted options to purchase 750,000 shares of common stock to its directors, president and CEO at $1.44, which represents 150% of the closing stock price on the grant date. None of the options will vest until the daily closing price of the Company's common stock maintains an average level of at least $1.20 which represents 125% of the closing stock price on the grant date, for a period of no less than 30 consecutive trading days, to be achieved on or before September 30, 1998. The options are exercisable only upon vesting and expire on September 30, 2001.

                 CENTURION MINES CORPORATION AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements
                        September 30, 1997 and 1996

 NOTE 11 -COMMON STOCK AND OPTIONS (Continued)

       c.  Private Placements

       Centurion's Board of Directors has, from time to time, authorized private placements of restricted shares of Centurion's common stock. During fiscal year 1995, Centurion sold 1,110,000 shares of common stock to individual investors for $1,567,000 at prices ranging from $1.25 to $1.62 per share (average price of $1.41 per share). During fiscal year 1996, Centurion sold 1,538,656 shares of common stock to individual investors for $1,215,475 at prices ranging from $0.66 to $1.50 per share (average price of $0.79 per share). During fiscal year 1997, Centurion sold 2,810,420 shares of common stock to individual investors for $1,219,559 at prices ranging from $0.23 to $0.79 per share (average price of $0.43 per share).

       d.  Common Stock Issuances

       During the years ended September 30, 1997, 1996, and 1995, Centurion has issued restricted shares of common stock to employees, officers and consultants for services provided.
       The shares issued have been valued based on other issuances of restricted shares for cash during the periods.

NOTE 12 - SUBSEQUENT EVENTS

       Subsequent to September 30,1997, the following events have occurred.

       a.  Nevada Star Resource Corp.

       The Company entered into a Letter of Intent agreement with Nevada Star Resource Corp. that should result in bringing the OK Copper Mine project near Milford, Utah (USA) into production before the end of fiscal 1998. The Company expects to receive significant income from the OK project during fiscal 1998. Further, with the benefit of cash flow from the OK copper operations, the Company intends to concentrate on developing the copper, gold and silver deposits at its Main Tintic mining district properties near Eureka, Utah. Under the basic terms of the Letter of Intent, the Company will receive 2,000,000 shares of Nevada Star common stock, plus a 12 percent production royalty that applies to all copper production coming from a 144 square mile "area of joint interest" centered at the OK Mine site. This includes both Company-owned ore deposits, as well as high grade copper ore reserves Nevada Star presently controls. Also, the Company retains a 30% "back in" option that may be exercised through July 1, 1998. Centurion has agreed to assign its operating and environmental permits immediately, and to transfer its ownership of mining properties, water wells, and various other assets to Nevada
       Star after certain conditions have been met, including completion of construction of the SX/EW plant and confirmation that the plant is operational. Nevada Star has agreed to assume various debt and accounts payable obligations related to the development work performed to date by the Company in the OK Mine area. The Company also has the right to process copper ores and concentrates from its Main Tintic mining district properties through the SX/EW copper refining plant, which should provide additional income to the Company.

                   CENTURION MINES CORPORATION AND SUBSIDIARIES
                  Notes to the Consolidated Financial Statements
                           September 30, 1997 and 1996


       b.  Royal Silver Mines, Inc.

       The Company has entered into preliminary discussions with Royal Silver Mines, Inc., to consider possible business arrangements between the two companies. The intended purpose of such an arrangement would be to combine the Company's privately-owned mining properties in the State of Utah, comprising the OK Copper SX/EW project, currently under construction, its Tintic mining district holdings, and its other Utah exploration properties, with Royal's extensive privately-owned silver properties in the Coeur d' Alene (Idaho) mining district and Royal's advanced-stage mining development projects in Mexico and Chile, including its major copper project in the Mocha mining district of Chile, presently under contract with Teck Resources, Ltd. (Canada). In furtherance of this course of action, the Company has arranged to purchase certain Coeur d' Alene silver properties plus certain other privately-owned mining properties from Royal. These properties have an aggregate value of approximately $1,500,000.


                (End of Consolidated Financial Statements)

ARTICLE>5

[LEGEND]
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDED IN REGISTRANT'S FORM 10-K FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO ITS FINANCIAL STATEMENTS.

[PERIOD-TYPE]                                     YEAR
[FISCAL-YEAR-END]                          SEP-30-1997
[PERIOD-END]                               SEP-30-1997
[CASH]                                          30,000
[SECURITIES]                                   150,000
[RECEIVABLES]                                   26,312
[ALLOWANCES]                                         0
[INVENTORY]                                     41,606
[CURRENT-ASSETS]                               247,998
[PP&E]                                      10,711,512
[DEPRECIATION]                                (547,436)
[TOTAL-ASSETS]                              10,412,074
[CURRENT-LIABILITIES]                          434,956
[BONDS]                                        125,769
[COMMON]                                       305,758
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                   9,545,591
[TOTAL-LIABILITY-AND-EQUITY]                10,412,074
[SALES]                                              0
[TOTAL-REVENUES]                                87,748
[CGS]                                                0
[TOTAL-COSTS]                                1,878,656
[OTHER-EXPENSES]                                 3,039
[LOSS-PROVISION]                              (151,775)
[INTEREST-EXPENSE]                              17,703
[INCOME-PRETAX]                             (1,659,875)
[INCOME-TAX]                                         0
[INCOME-CONTINUING]                                  0
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                (1,659,875)
[EPS-PRIMARY]                                     (.06)
[EPS-DILUTED]                                     (.06)