Form 10-Q
period 1997-12-31
CENTURION MINES CORP
filed 1998-01-20
CIK 836123

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: December 31, 1997

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

        860 SOUTH 500 WEST ST, MAIN FLOOR, SALT LAKE CITY, UTAH 84101
            (Address of Principal Executive Offices) (Zip Code)

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

                        Yes  [X]            No   [ ]


    The number of shares outstanding at December 31, 1997: 36,854,148 shares

                        PART I.  FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS OF CENTURION MINES CORPORATION (Hereinafter referred to as Registrant or Company)

     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of December 31, 1997, and September 30, 1997, and the results of operations and cash flows for each of the three months ended December 31, 1997, and 1996, in conformance with generally accepted accounting principles.

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

                          CENTURION MINES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                   ASSETS
                                  --------
                                                   As of          As of
                                                   December       September
                                                   31, 1997       30, 1997
                                                 ------------   ------------
CURRENT ASSETS
  Cash                                           $     33,812   $     30,080
  Accounts receivable                                    --             --
  Accounts receivable - related parties                 6,098         26,312
  Prepaid mining leases                                27,280         41,606
  Marketable securities (Note 3)                      150,000        150,000
                                                 ------------   ------------

        Total Current Assets                          217,190        247,998
                                                 ------------   ------------

MINERAL PROPERTIES                                 11,186,768      9,648,747
                                                 ------------   ------------

PROPERTY AND EQUIPMENT
  Furniture and equipment                             249,000        249,000
  Field equipment                                     581,754        580,999
  Leasehold improvements                                7,517          7,517
  Vehicles                                            125,151        125,151
  Leased automobiles & equipment                       84,620         84,620
  Less: Accumulated depreciation and amortization    (590,759)      (547,436)
                                                 ------------   ------------

        Total Property and Equipment                  457,283        499,851
                                                 ------------   ------------

OTHER ASSETS
  Deposits                                              1,690          1,690
  Other assets                                          1,538         13,788
                                                 ------------   ------------

        Total other assets                              3,228         15,478
                                                 ------------   ------------

    TOTAL ASSETS                                 $ 11,864,469   $ 10,412,074
                                                 ============   ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                  (Unaudited)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------
                                                   As of          As of
                                                   December       September
                                                   31, 1997       30, 1997
                                                 ------------   ------------
CURRENT LIABILITIES
  Accounts payable                               $    344,761   $    295,301
  Accrued expenses                                     16,711         24,029
  Payable to related party                              9,512            476
  Advances from shareholder                            84,315         84,315
  Leases payable - current portion                     16,435         30,835
  Notes payable - current portion                        --             --
                                                 ------------   ------------

        Total Current Liabilities                     471,734        434,956
                                                 ------------   ------------

LONG-TERM DEBT
  Leases payable                                       22,041         22,041
  Note payable - related party                           --             --
  Note payable                                         71,004         71,004
                                                 ------------   ------------

        Total Long-Term Debt                           93,045         93,045
                                                 ------------   ------------

        TOTAL LIABILITIES                             564,779        528,001
                                                 ------------   ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         32,724         32,745
                                                 ------------   ------------

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value; 40,000,000
    shares authorized; 36,854,148 and 30,575,796
    shares issued and outstanding, respectively       368,541        305,758
  Additional paid-in capital                       23,558,920     21,871,474
  Accumulated deficit                             (12,648,995)   (12,314,383)
  Receivable related to sale of common stock          (11,500)       (11,500)
                                                 ------------   ------------

        Total Stockholders' Equity                 11,266,966      9,851,349
                                                 ------------   ------------

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $ 11,864,469   $ 10,412,074
                                                 ============   ============

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                 For the Three Months Ended
                                                         December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
REVENUES
  Operating revenue                              $       --     $       --
                                                 ------------   ------------

        Total Revenues                                   --             --
                                                 ------------   ------------

OPERATING COSTS
  General and administrative                          276,932        432,522
  Mineral leases                                       26,127         76,531
  Depreciation and amortization                        43,323         40,528
                                                 ------------   ------------

        Total Operating Costs                         348,382        549,581
                                                 ------------   ------------

LOSS FROM OPERATIONS                                 (348,382)      (549,581)
                                                 ------------   ------------

OTHER INCOME (EXPENSE)
  Interest and other income                            13,956          2,155
  Interest expense                                     (6,186)        (4,052)
  Gain (loss) from disposition of assets                6,000         12,433
                                                 ------------   ------------

        Total Other Income (Expense)                   13,770         10,536
                                                 ------------   ------------

NET LOSS BEFORE MINORITY INTERESTS                   (334,612)      (539,045)

MINORITY INTERESTS IN (GAIN) LOSS OF
 CONSOLIDATED SUBSIDIARIES                               --             --
                                                 ------------   ------------

NET LOSS                                         $   (334,612)  $   (539,045)
                                                 ============   ============

NET LOSS PER COMMON SHARE (Note 2)               $       (.01)  $       (.02)
                                                 ============   ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         33,694,972     26,638,590
                                                 ============   ============

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                          CENTURION MINES CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                 For the Three Months Ended
                                                         December 31,
                                                 ---------------------------
                                                     1997           1996
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                              $   (334,612)  $   (539,045)
                                                 ------------   ------------
  Adjustments to reconcile net (income) loss
    to net cash used in operating activities:
      Compensation and other expenses paid
        through issuance of common stock              206,341        246,445
      Depreciation and amortization                    43,323         40,528
      Minority interests                                 --             --
  Changes in assets and liabilities net of
    effect of acquisitions:
      Accounts receivable                                --             --
      Accounts receivable - related party              20,214         24,464
      Prepaid mining leases                            14,326        (40,614)
      Other assets                                     12,250           --
      Accounts payable                                 49,460         87,540
      Accounts payable - related party                  9,036         13,719
      Accrued expenses                                 (7,318)       (22,241)
                                                 ------------   ------------

        Net Cash Provided (Used) by                    13,020       (189,204)
          Operating Activities                   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of property and equipment                     (755)       (40,674)
  Acquisition and exploration of
    mineral properties                                (38,021)      (271,919)
                                                 ------------   ------------

        Net Cash Provided (Used) by                   (38,776)      (312,593)
          Investing Activities                   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Issuance of common stock for cash                    43,888        523,000
  Payments on leases payable                          (14,400)       (10,313)
  Payments on notes payable                              --          (50,393)
  Advances from shareholder                              --             --
                                                 ------------   ------------

        Net Cash Provided (Used) by                    29,488        462,294
          Financing Activities                   ------------   ------------

NET INCREASE (DECREASE) IN CASH                         3,732        (39,503)

CASH, BEGINNING OF PERIOD                              30,080        133,556
                                                 ------------   ------------

CASH, END OF PERIOD                              $     33,812   $     94,053
                                                 ============   ============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended December 31, 1997, the Company:

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

          ________________________________________________________
         |                                                        |
         |  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  |
         |________________________________________________________|


(1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange Commission pertaining to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.

(2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.

(3) The Company carries its marketable securities at the lower of cost or market value (FMV):

    Royal Silver Mines, Inc.                        COST              FMV
                                                    ----              ---
                                                $150,000       $  613,838

    FMV is based on the closing or average price of Royal common stock of $.5625 per share on January 2, 1998, the first trading day following the quarter ended December 31, 1997.


These Notes are an integral part of the condensed consolidated statements.

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

        At December 31, 1997, there was deficit working capital of $(254,544) compared to deficit working capital of $(186,958) at September 30, 1997. This change is primarily the result of decreased cash flow.

        At December 31, 1997, the Company owned 1,091,267 shares of Royal Silver Mines, Inc. common stock, which was approximately seven percent of the total shares outstanding as of December 31, 1997. The current market value of this stock is about $.56 per share (see Note 3).

        The Company's total assets consist primarily of interests in mineral properties. This asset increased from $9,648,747 at September 30, 1997, to $11,186,768 as of December 31, 1997. The increase is due primarily to the acquisition from Royal Silver Mines, Inc., of certain Coeur d'Alene silver properties and other patented mining claims by the issuance of stock.

        During the three months ended December 31, 1997, the Company's operations provided $13,020 of cash, as compared to using $189,204 of cash during the same period in 1996. This change in cash flow from the Company's operations during the first quarter of fiscal 1998, is a significant result of management's actions to reduce expenses to match decreased cash flow. During the three months ended December 31, 1997, cash flows from operations included the issuance of common stock valued at approximately $206,000 in lieu of compensation and for the payment of services by employees and contractors.

        The Company does not have sufficient capital to fully explore and develop its mineral properties, nor does the Company currently have continuing revenues. The Company plans to continue financing its exploration activities through joint ventures, production activities, equity or debt funding, or by selling properties and retaining royalty interests. In addition, the Company holds royalty interests on properties sold during fiscal years 1992 and 1997 that are currently under exploration and development by other, larger mining companies.

Results of Operations
----------------------

        The Company had a loss for the three months ended December 31, 1997, of $334,612 or $(0.01) per share, as compared with a loss for the three months ended December 31, 1996, of $539,045, or $(0.02) per share. These losses are primarily the result of the lack of revenues, but also are attributable to the decrease in the valuation of the Company's equity and other marketable securities.

        General and administrative costs decreased for the quarter ended December 31, 1997, from the amount expended during the same quarter in 1996. The decrease is a result of the reduction in employees and contractors. These changes have allowed the Company to concentrate and better control the use of its funds with respect to general and administrative costs. However, management is unable to assess the impact that these changes may have on the Company's operations. Further, management is unable to assure that such changes will not result in adverse consequences to the Company's financial condition.

        These condensed consolidated financial statements include the following companies, with the state of incorporation and percentage of ownership as shown: Centurion Mines Corporation, Utah, 100%; Centurion Exploration Incorporated, Utah, 100%; Dotson Exploration Company, Nevada, 100%; Mammoth Mining Company, Nevada, 81.8%; The Gold Chain Mining Company, Utah, 61.1%; and Tintic Coalition Mines Corporation, Utah, 80%.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.                                       None.

ITEM 2.  CHANGES IN SECURITIES.                                   None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.                         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.     None.

ITEM 5.  OTHER INFORMATION.

       The Company has scheduled the 1998 Annual Meeting of Shareholders for January 30, 1998. The annual meeting will be held at the Company's Mammoth, Utah office. In addition to the election of directors and ratification of auditors, the following matters are being presented for shareholder vote: adoption of a 1-for-10 reverse split of the Company's common stock; approval of 2.5 million additional pre-split shares under the Company's 1991 Stock Option and Award Plan; and a change in the Company's name to "Grand Central Silver Mines, Inc."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    The Company filed a current report on Form 8-K, dated November 25, 1997. There the Company reported a contemplated change in its business strategy and plan, including a change in emphasis to silver, from that of gold and copper. Since that filing, the Company has continued discussions with Royal Silver Mines, Inc., regarding the possibility of an eventual combination of assets or operations, or, perhaps, a corporate consolidation of some type between the two companies. Prospectively, the Company also may consider alternate business arrangements with one or more other mineral resource companies regarding exploration and development of the Company's significant mining properties on privately-owned land.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTURION MINES CORPORATION

By Its Chief Executive Officer:       By Its Principal Financial and
                                      Accounting Officer:

   /s/ Spenst Hansen                       /s/ Randy Sutherland
--------------------------------      --------------------------------------
Spenst Hansen, President              Randy Sutherland, Treasurer/Controller
Dated: January 16, 1998               Dated: January 16, 1998