Form 10-Q
period 1998-03-31
GRAND CENTRAL SILVER MINES INC
filed 1998-05-15
CIK 836123

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q


             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 1998

                        Commission File Number: 0-17048


                        GRAND CENTRAL SILVER MINES, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            UTAH                                            87-0429204
 ---------------------------------                       --------------------
  (State or other jurisdiction of                         (I.R.S. Employer
  Incorporation or organization)                         Identification No.)

        860 SOUTH 500 WEST STREET, MAIN FLOOR, SALT LAKE CITY, UTAH 84101
       -------------------------------------------------------------------
            (Address of Principal Executive Offices) (Zip Code)

                                 801-534-1120
            ----------------------------------------------------
             Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.


                        Yes  [ X ]            No   [   ]


   The number of shares outstanding at December 31, 1997: 5,973,917 shares

                               (Page 1 of 11)
                               --------------

                      PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF GRAND CENTRAL SILVER MINES, INC.
         (Hereinafter referred to as "Registrant" or "Company")

     The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of March 31, 1998, and September 30, 1997, the results of operations for the three months and six months ended March 31, 1998, and 1997, and the cash flows for the six months ended March 31, 1998, and 1997, in conformance with generally accepted accounting principles.

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

                             (Page 2 of 11)
                            ----------------

                        GRAND CENTRAL SILVER MINES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                        March
                                                     31, 1998      September
ASSETS                                             (Unaudited)      30, 1997
------                                           ------------   ------------

CURRENT ASSETS
  Cash                                           $     64,569   $     30,080
  Accounts receivable                                   8,562           --
  Advances to related parties                          83,188         26,312
  Prepaid expenses                                     13,902         41,606
  Marketable securities (Note 3)                      150,000        150,000
                                                 ------------   ------------

        Total current assets                          320,221        247,998
                                                 ------------   ------------

MINERAL PROPERTIES                                 11,084,400      9,648,747
                                                 ------------   ------------

PROPERTY AND EQUIPMENT
  Leasehold improvements                                7,517          7,517
  Furniture and equipment                             282,388        249,000
  Vehicles                                            149,271        125,151
  Field equipment                                     488,245        580,999
  Leased automobiles & equipment                       53,026         84,620
  Less: Accumulated depreciation and amortization    (609,361)      (547,436)
                                                 ------------   ------------

        Total property and equipment                  371,086        499,851
                                                 ------------   ------------

OTHER ASSETS
  Deposits                                          1,125,830           --
  Deposits and other assets                             1,790         15,478
                                                 ------------   ------------

        Total other assets                          1,127,620         15,478
                                                 ------------   ------------

    TOTAL ASSETS                                 $ 12,903,327   $ 10,412,074
                                                 ============   ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                               (Page 3 of 11)
                              ----------------

                        GRAND CENTRAL SILVER MINES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET (Continued)
                                  (Unaudited)

                                                        March
                                                     31, 1997      September
LIABILITIES AND SHAREHOLDERS' EQUITY               (Unaudited)      30, 1997
------------------------------------             ------------   ------------

CURRENT LIABILITIES
  Accounts payable                               $    408,730   $    295,301
  Accrued expenses                                     10,493         24,029
  Payable to related party                              1,000            476
  Advances from shareholder                               530         84,315
  Leases payable - current portion                      5,989         30,835
   Notes payable - current portion                     750,000           --
                                                 ------------   ------------

        Total current liabilities                   1,176,742       434,956
                                                 ------------   ------------

LONG-TERM DEBT
  Leases payable                                        6,000         22,041
  Note payable                                         71,004         71,004
                                                 ------------   ------------

        Total long-term debt                           77,004         93,045
                                                 ------------   ------------

    TOTAL LIABILITIES                               1,253,746        528,001
                                                 ------------   ------------

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES         32,724         32,745
                                                 ------------   ------------

STOCKHOLDERS' EQUITY
  Common stock - $.01 par value; 40,000,000
    shares authorized; 5,973,917 and 30,575,796
    shares issued and outstanding, respectively       398,624        305,758
  Additional paid-in capital                       27,614,364     21,871,474
  Accumulated deficit                             (15,271,131)   (12,314,383)
  Receivable related to sale of common stock       (1,125,000)       (11,500)
                                                 ------------   ------------

        Total Stockholders' Equity                 11,616,857      9,851,349
                                                 ------------   ------------

    TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY   $ 12,903,327   $ 10,412,074
                                                 ============   ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                               (Page 4 of 11)
                              ----------------

                        GRAND CENTRAL SILVER MINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                     Three Months Ended           Six Months Ended
                                         March 31,                    March 31,
                                 --------------------------  --------------------------
                                     1998          1997          1998          1997
                                 ------------  ------------  ------------  ------------
REVENUES
  Operating revenue              $       --    $       --    $       --    $       --
                                 ------------  ------------  ------------  ------------

      Total revenues                     --            --            --            --
                                 ------------  ------------  ------------  ------------

OPERATING COSTS
  General and administrative          515,666       412,564       832,098       845,086
  Cost of property disposals            6,989         5,859         6,989         5,859
  Mineral leases                       31,256        65,296        57,383       141,827
  Depreciation and amortization        37,542        41,865        80,865        82,393
                                 ------------  ------------  ------------  ------------

      Total operating expenses        591,453       525,584       977,335     1,075,165
                                 ------------  ------------  ------------  ------------

LOSS FROM OPERATIONS                  591,453       525,584       977,335     1,075,165
                                 ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)
  Interest and other income             6,942         7,268        20,898         9,423
  Interest expense                     (5,585)       (4,173)      (11,771)       (8,225)
  Gain on sale of assets                5,460       189,880        11,460       202,313
  Loss on impairment of assets     (2,000,000)         --      (2,000,000)         --
                                 ------------  ------------  ------------  ------------

      Total other income           (1,993,183)      192,975    (1,979,413)      203,511
                                 ------------  ------------  ------------  ------------

NET LOSS BEFORE
  MINORITY INTERESTS               (2,584,636)     (332,609)   (2,956,748)     (871,654)

MINORITY INTERESTS IN LOSS (INCOME)
  OF CONSOLIDATED SUBSIDIARIES           --            --            --            --
                                 ------------  ------------  ------------  ------------

NET LOSS                         $ (2,584,636) $   (332,609)   (2,956,748)     (871,654)
                                 ============  ============  ============  ============

NET LOSS PER COMMON
  SHARE (Note 2)                 $      (0.17) $      (0.01) $      (0.12) $      (0.03)
                                 ============  ============  ============  ============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING               15,311,572    27,670,380    24,503,272    27,154,485
                                 ============  ============  ============  ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                               (Page 5 of 11)
                              ----------------

                        GRAND CENTRAL SILVER MINES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   For the Six Months Ended
                                                           March 31,
                                                 ---------------------------
                                                     1998           1997
                                                 ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                       $ (2,956,748)  $   (871,654)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Compensation and other expenses paid
         through issuance of common stock             584,660        540,562
      Write-off of mineral properties               2,000,000           --
      Depreciation and amortization                    80,865         82,393
  Changes in assets and liabilities:
      Accounts receivable                              (8,562)         5,000
      Receivable from related party                   (56,876)        21,314
      Prepaid expenses                                 27,704        (16,234)
      Other assets                                     13,688          5,000
      Accounts payable                                 13,429         93,189
      Payable to related party                            524         18,192
      Accrued expenses                                (13,536)       (21,641)
      Advances from stockholders                      (83,785)        22,301
      Leases payable                                  (40,887)       (19,649)
                                                 ------------   ------------

        Net cash used in operating activities        (339,524)      (141,227)
                                                 ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                  (57,508)       (73,875)
  Acquisition of mineral properties                (1,843,388)      (580,882)
  Acquisition of investments                       (1,125,830)          --
                                                 ------------   ------------

        Net cash used in investing activities      (3,026,726)      (654,757)
                                                 ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of promissory notes                        750,000           --
  Issuance of common stock for mineral properties   1,425,000           --
  Issuance of common stock for investments          1,124,550           --
  Issuance of common stock for cash                    75,646        763,700
  Receivable related to sale of common stock             --          (50,393)
  Advances from shareholder                              --            2,350
                                                 ------------   ------------

       Net cash provided by financing activities    3,375,196        766,050
                                                 ------------   ------------

NET INCREASE (DECREASE) IN CASH                         8,946        (77,933)

CASH, BEGINNING OF PERIOD                              55,623        133,556
                                                 ------------   ------------

CASH, END OF PERIOD                              $     64,569   $     55,623
                                                 ============   ============

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed consolidated statements.

                               (Page 6 of 11)
                              ----------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 1998, the Company:

 * Issued 47,500 shares of common stock valued at $143,569 for services of employees and contractors.
 * Issued 21,000 shares of common stock valued at $47,250 for promotional services.
 * Issued 150,000 shares of common stock valued at $187,500 as fees for bridge financing.
 * Issued 382,500 shares of common stock valued at $1,124,550 to acquire an investment in San Miguel Mining Company.
 * Issued 735,000 shares of common stock valued at $1,425,900 and a promissory note for $350,000 to acquire an interest in a minerals joint venture.
 * Issued 900,000 shares of common stock valued at $1,125,000 in exchange for a short-term receivable.

          ________________________________________________________
         |                                                        |
         |  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  |
         |________________________________________________________|


 1) The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange Commission pertaining to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.


 2) Net loss per common share is based on the weighted average number of common shares outstanding during the period.



  These Notes are an integral part of the condensed consolidated statements.

                               (Page 7 of 11)
                              ----------------

 3) The Company carries its marketable securities at the lower of cost or market value (FMV):

                                            COST             FMV
                                          ---------       ---------
            Royal Silver Mines, Inc.      $ 150,000       $ 501,983

    Fair market value is based on the closing or average price of Royal common stock of $0.46 per share on March 31, 1998.


 4) On Feburary 4, 1998, the Company declared a 1-for-10 reverse stock split. Before the split, the Company had 37,653,898 outstanding shares of common stock. After effecting the stock split and adjusting for rounding, the Company had 3,765,417 shares of common stock outstanding.





  These Notes are an integral part of the condensed consolidated statements.

                               (Page 8 of 11)
                              ----------------

ITEM 1.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION

Financial Condition, Liquidity and Capital Resources.
------------------------------------------------------

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

     At March 31, 1998, there was deficit working capital of $(856,521) compared to deficit working capital of $(186,958) at September 30, 1997. This change is primarily the result of mineral property acquisitions funded with short-term debt.

     At March 31, 1998, the Company owned 1,091,267 shares of Royal Silver Mines, Inc. common stock, which was approximately seven percent of the total shares outstanding as of March 31, 1998. The current market value of this stock is about $0.46 per share (see Note 3).

     The Company's total assets consist primarily of interests in mineral properties. This asset increased from $9,648,747 at September 30, 1997, to $11,084,400 as of March 31, 1998. The increase is due primarily to the acquisition from Royal Silver Mines, Inc., of certain Coeur d'Alene silver properties and patented mining claims and a working interest in a joint venture. The acquisition cost of these properties of $3,435,653 was largely offset by the Company's writedown of $2,000,000 of other mineral properties considered by management to have less value than their recorded cost.

     During the six months ended March 31, 1998, the Company's operations provided $8,946 of cash, as compared to using $77,933 of cash during the same period in the preceding year. While expenses paid through the issuance of common stock during the first six months of each fiscal year remained roughly consistent, there were substantially more acquisitions of mineral properties and investments in 1998, almost all of which were financed by the issuance of common stock (which aggregated $2,549,550), and to a smaller extent by promissory notes ($750,000). By contrast, there was no funding in the first six months of 1997 from notes or lenders, although cash generated by stock sales was $763,700 in the first six months of 1997 as opposed to only $75,646 in the first half of fiscal year 1998. There was a receivable of $1,125,000 generated in March of 1998 from the sale of common stock, with the first portion of the cash funding ($300,000) from this transaction received in early April, 1998.

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

                               (Page 9 of 11)
                              ----------------

Results of Operations.
-----------------------

     The Company posted losses of $2,584,636 and $2,956,748 for the three months and six months ending March 31, 1998, respectively. The principal component of each loss was the write-down in March 1998 of $2,000,000 of mineral properties considered by management to have less value than originally recorded cost. There were no revenues during the first six months of fiscal 1997 or fiscal 1998.

     Operating expenses for the six months ending March 31, 1998 were $977,335, down almost $100,000 from the corresponding period of the prior year primarily as a result of greatly reduced mineral lease expenditures. General and administrative expenses of $832,098 for the first six months of fiscal 1998 compared favorably with $845,086 for the same period of the preceding year.

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


ITEM 1. LEGAL PROCEEDINGS.                                     None.

ITEM 2. CHANGES IN SECURITIES.                                 None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.                       None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        At the 1998 Annual Meeting of Shareholders held on January 30, 1998, with 32,196,091 shares represented (88.5%) of a total of 36,375,905 shares eligible to vote, the following matters were approved by shareholder vote and immediately implemented: election of the following directors -- Spenst Hansen, Orson Mabey, III, J.D.H. (David) Morgan, Howard M. Crosby, John Ryan, and Michael T. Mason; ratification of Jones, Jensen & Company, CPA's, as the Company's independent public accountants and auditor, by a vote of 26,566,661 "For", 506,850 "Against", and 5,122,130 "Abstentions"; adoption of a 1-for-10 reverse split of the Company's common stock, by a vote of 25,284,879 "For", 1,719,073 "Against", and 5,191,639 "Abstentions";
approval of 2.5 million additional pre-split shares under the Company's
1991 Stock Option and Award Plan, by a vote of 11,606,151 "For", 3,119,237 "Against", and 5,191,639 "Abstentions", with 14,960,510 "Broker Non-Votes"; and a change in the Company's name to "Grand Central Silver Mines, Inc.", by a vote of 26,189,355 "For", 824,490 "Against", and 5,181,271 "Abstentions".


                               (Page 10 of 11)
                              ----------------

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


GRAND CENTRAL SILVER MINES, INC.

    /s/ John P. Ryan                                May 13, 1998
--------------------------------                --------------------
By:  John P. Ryans                                      Date
Its: Chief Executive Officer and
     Principal Financial Officer



                               (Page 11 of 11)
                              -----------------