Form 10-Q
period 1998-06-30
GRAND CENTRAL SILVER MINES INC
filed 1998-08-13
CIK 836123

=================================================================



               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED:  June 30, 1998

       FOR THE TRANSITION PERIOD FROM:

                Commission File Number:    0-17048


                 GRAND CENTRAL SILVER MINES, INC.
      (Exact name of registrant as specified in its charter)

UTAH                               87-0429204
(State or other jurisdiction of    (I.R.S. Employer
Incorporation or organization)     Identification Number)


                       1010 Ironwood Drive
                            Suite 105
                  Coeur d'Alene, Idaho   83814
   (Address of Principal Executive Offices, including zip code)

                          (208) 769-7340
       (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [ X ]            No [   ]

The number of shares outstanding at June 30, 1998: 7,312,068 shares


===================================================================

                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF GRAND CENTRAL SILVER MINES, INC.
      (Hereinafter referred to as Registrant of Company)


  The condensed, consolidated financial statements of the Registrant included herein have been prepared by the Registrant from its own books and records. In the opinion of management, the financial statements included in this quarterly report present fairly in all material respects, the financial position of Registrant and subsidiaries as of June 30, 1998, and September 30, 1997, the results of operations for the three months and nine months ended June 30, 1998 and 1997, and the cash flows for the nine months ended June 30, 1998 and 1997, in conformance with generally accepted accounting principles.

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

                 GRAND CENTRAL SILVER MINES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET

                           June
                           30, 1998       September
ASSETS                     (Unaudited)    30, 1997

CURRENT ASSETS
  Cash                     $     78,156   $    30,080
  Accounts receivable           143,215            -
  Advances to related parties     5,865        26,312
  Prepaid expenses                1,062        41,606
  Marketable securities         199,000       150,000
                           ------------   -----------
  Total current assets          427,298       247,998
                           ------------   -----------
MINERAL PROPERTIES            8,339,729     9,648,747
                           ------------   -----------
PROPERTY AND EQUIPMENT
  Leasehold improvements          7,517         7,517
  Furniture and equipment       283,025       249,000
  Vehicles                      149,271       125,151
  Field equipment               521,795       580,999
  Leased automobiles
    and equipment                53,026        84,620
  Less:  Accumulated depreciation
    and amortization           (662,670)     (547,436)
                           ------------   -----------
Total property and equipment    351,964       499,851
                           ------------   -----------

OTHER ASSETS
  Investments                 1,188,329            -
  Deposits and other assets       1,790        15,478
                           ------------   -----------
  TOTAL OTHER ASSETS          1,190,119        15,478
                           ------------   -----------
  TOTAL ASSETS             $ 10,309,110   $10,412,074
                           ============   ===========






The accompanying Notes to Condensed Consolidated Financial
       Statements are an integral part of these condensed
                     consolidated statements.

                 GRAND CENTRAL SILVER MINES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEET

LIABILITIES AND SHAREHOLDERS' EQUITY

                                June
                                30, 1998       September
                                (Unaudited)    30, 1997
CURRENT LIABILITIES
  Accounts payable              $   494,414    $     295,301
  Accrued expenses                   24,425           24,029
  Payable to related party            1,000              476
  Advances from shareholder          40,850           84,315
  Leases payable - current portion    5,876           30,835
  Notes payable - current portion   450,000               -
                               ------------     ------------
  Total current liabilities       1,016,565          434,956
                               ------------     ------------
LONG TERM DEBT
  Leases payable                     13,001           22,041
  Note payable                       71,004           71,004
                               ------------     ------------
  Total long term debt               84,005           93,045
                               ------------     ------------

TOTAL LIABILITIES                 1,100,570          528,001
                               ------------     ------------
MINORITY INTERESTS IN
CONSOLIDATED SUBSIDIARIES            32,724           32,724
                               ------------     ------------
SHAREHOLDERS' EQUITY
 Common stock - $.01 par value;
  40,000,000 shares authorized;
  7,312,068 and 3,057,580 shares
  issued and outstanding,
  respectively                       73,121           30,576
 Additional paid-in capital      30,073,831       22,146,656
 Accumulated deficit            (20,463,319)     (12,314,383)
 Receivable related to sale
  of common stock                  (507,817)         (11,500)
                               ------------     ------------
TOTAL SHAREHOLDERS' EQUITY        9,175,816        9,851,349
                               ------------     ------------
TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY         $ 10,309,110     $ 10,412,074
                               ============     ============

The accompanying Notes to Condensed Consolidated Financial
       Statements are an integral part of these condensed
                     consolidated statements.

                 GRAND CENTRAL SILVER MINES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                          Three Months Ended        Nine Months Ended
                               June 30,                  June 30,
                         1998           1997        1998          1997
REVENUES
  Operating revenue      $        -     $   20,000  $         -   $     20,000
                         ------------   ----------  ------------  ------------
Total revenues                              20,000                      20,000
                         ------------   ----------  ------------  ------------
OPERATING EXPENSES
  General and
    administrative            791,196      343,192     1,623,294     1,188,278
  Cost of property disposals       -            -          6,989         5,859
  Mineral leases               10,181       54,665        67,564       196,492
  Depreciation and
   amortization                40,669       43,970       121,534       126,363
                         ------------   ----------  ------------  ------------

Total operating expenses      842,046      441,827     1,819,381     1,516,992
                         ------------   ----------  ------------  ------------
LOSS FROM OPERATIONS         (842,046)    (421,827)   (1,819,381)   (1,496,992)

OTHER INCOME (EXPENSE)
  Interest and other
   income                       2,312      103,508        23,210       112,931
  Interest expense            (10,516)      (4,590)      (22,287)      (12,815)
  Gain on sale of assets          964       17,158        12,424       219,471
  Loss on impairment
    of assets              (5,000,000)          -     (7,000,000)           -
                         ------------   ----------  ------------  ------------
Total other income
  (expense)                (5,007,240)     116,076    (6,986,653)      319,587

NET LOSS BEFORE MINORITY
 INTERESTS                 (5,849,286)    (305,751)   (8,806,034)   (1,177,405)

MINORITY INTERESTS IN
 LOSS (INCOME) OF CONSOLIDATED
 SUBSIDIARIES                      -            -             -             -
                         ------------   ----------  ------------  ------------

NET LOSS                 $ (5,849,286)  $ (305,751) $ (8,806,034) $ (1,177,405)
                         ============   ==========  ============  ============

NET LOSS PER
COMMON SHARE             $      (0.90)  $    (0.11) $      (1.89) $      (0.42)
                         ============   ==========  ============  ============
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING          6,469,867    2,892,979     4,659,619     2,788,799
                            =========    =========     =========     =========

The accompanying Notes to Condensed Consolidated Financial
       Statements are an integral part of these condensed
                     consolidated statements.

                 GRAND CENTRAL SILVER MINES, INC.
   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                  Nine Months    Nine Months
                                                  Ended          Ended
                                                  June 30, 1998  June 30, 1997
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                        $ (8,806,034)  $ (1,177,405)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   Compensation and other expenses paid
    through issuance of common stock                   823,373        942,622
   Write-off of mineral properties                   7,000,000             -
   Depreciation and amortization                       121,534        126,363
  Change in assets and liabilities:
   Accounts receivable                                (143,215)         5,000
   Receivable from related party                        20,447        (93,255)
   Prepaid expenses                                     40,554        (14,283)
   Other assets                                         13,688          8,062
   Accounts payable                                    199,113        226,721
   Payable to related party                                524         (5,474)
   Accrued expenses                                        396        (15,589)
   Advances from shareholders                          (43,465)        (5,226)
   Leases payable                                      (33,999)       (24,607)
   Notes payable                                      (100,000)       (89,489)
                                                  ------------   ------------
Net cash used in operating activities                 (907,084)      (116,560)
                                                   -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                   (61,145)      (101,716)
  Acquisition of mineral properties                 (3,633,995)      (877,168)
  Acquisition of investments                        (1,237,329)            -
                                                   -----------   ------------
Net cash used in investing activities               (4,932,469)      (978,884)
                                                   -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of promissory notes                         750,000             -
  Issuance of common stock for notes                   200,000             -
  Issuance of common stock for
    mineral properties                               3,070,000             -
  Issuance of common stock
    for investments                                  1,149,550             -
  Issuance of common stock for cash                    100,896      1,010,600
  Receivable related to sale of
   common stock                                        617,183          9,400
                                                   -----------   ------------
Net cash provided by financing activities            5,887,629      1,020,000
                                                   -----------   ------------
NET INCREASE (DECREASE) IN CASH                         48,076        (75,444)
CASH, BEGINNING OF PERIOD                               30,080        133,556
                                                   -----------   ------------
CASH, END OF PERIOD                                $  78,156     $     58,112
                                                   ===========   ============

The accompanying Notes to Condensed Consolidated Financial
       Statements are an integral part of these condensed
                     consolidated statements.

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
ACTIVITIES:

During the three months ended June 30, 1998, the Company:

* Issued 79,600 shares of common stock valued at $185,426 for services of employees and contractors.
* Issued 12,500 shares of common stock valued at $25,250 for cash.
* Issued 25,000 shares of common stock valued at $50,000 as fees for bridge financing.
* Issued 940,000 shares of common stock valued at $1,645,000 to acquire a group of mineral properties.
* Issued 10,000 shares of common stock valued at $25,000 and cash of $24,000 to acquire an interest in a minerals company.
* Issued 271,051 shares of common stock valued at $203,287 for conversion of debt to common stock and payment of accrued interest.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. The condensed consolidated financial statements included herein have been prepared by the Company, without audit, in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules, regulations and instructions of the Securities and Exchange Commission pertaining to Form 10-Q and Article 10 of Regulation S-X. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim period presented. All adjustments are of a normal recurring nature. Certain information, footnotes and disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended September 30, 1997.
2. Net loss per common share is based on the weighted average number of common shares outstanding during the period.
3. The Company carries its marketable securities at the lower of cost or market value (FMV):

                                   COST      FMV
  Royal Silver Mines, Inc.         $ 150,000 $218,253
  Summit Silver Mines, Inc.        $  49,000 $241,666

  Fair market value is based on the closing or average price per share of common stock on June 30, 1998.

4. On February 4, 1998, the Company declared a 1-for-10 reverse stock split. Before the split, the Company had 37,653,898 outstanding shares of common stock. After effecting the stock split and adjusting for rounding, the Company had 3,765,417 shares of common stock outstanding. All disclosures concerning stock have been restated for all periods presented.
5. On April 12, 1998, the Company entered into an option agreement with Arizuma Resources, Inc. Under the terms of the five-month agreement expiring September 2, 1998, Arizuma granted an option to the Company to enter into a joint venture with Arizuma for the exploration and development of certain mining properties in the Wonder Mining District, Churchill County, Nevada. The option agreement calls for an initial option payment of $5,000 by the Company. At the end of the option period, the Company can exercise its option to acquire a 70% interest in the joint venture by paying an additional $5,000 to Arizuma, spending $1,200,000 over a four-year period (including $100,000 in calendar 1998) on project work commitments, and by making staggered payments to Arizuma totalling $90,000 during the same four-year period.
6. On June 19, 1998, the Company issued 940,000 shares of its common stock valued at $1,645,000 to acquire a group of mineral properties under common control from an outside entity. Properties acquired included patented mining claims in Beaver County, Utah and in Mohave County, Arizona. In the transaction, the Company also acquired mineral rights to sixty-three claims in the Cripple Creek area of Teller County, Colorado.
7. On June 30, 1998, the Company recorded a loss on impairment of assets by the writedown of $5,000,000 of mineral properties, primarily in the Tintic District, considered by management to have less value than their recorded cost. On July 20, 1998, the Company negotiated a settlement with a former officer/director wherein the former employee agreed to transfer to the Company $50,000 in cash and 398,810 shares of his stock in Grand Central in exchange for certain mining properties in the Tintic District. The Company retained a 2% net smelter royalty interest on these properties in addition to full indemnification against related, prospective environmental liabilities.
8. Minority interest in consolidated financial statements is adjusted based upon annual financial information only.

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

At June 30, 1998, there was deficit working capital of $638,267 compared to deficit working capital of $186,958 at September 30, 1997. This change is primarily the result of a build-up in accounts payable and short-term debt, coupled with decreased sales of the Company's stock for cash.

At June 30, 1998, the Company owned 1,091,267 shares of Royal Silver Mines, Inc. common stock, which was approximately seventeen percent of the total shares outstanding as of June 30, 1998. The current market value of this stock is about $ .20 per share (see
Note 3). At June 30, 1998, the Company owned 483,333 shares of Summit Silver Mines, Inc., whose stock was then valued at $.50 per share.

The Company's total assets consist primarily of interests in mineral properties. This asset decreased from $9,648,747 at September 30, 1997, to $8,339,729 as of June 30, 1998. The
decrease is due primarily to the recognition of $7,000,000 of asset impairment ($2,000,000 in the quarter ending March 31, 1998 and $5,000,000 in the quarter ending June 30, 1998). These write-downs were partially offset by the acquisition of certain Coeur d'Alene silver properties and patented mining claims and a working interest in a joint venture and the purchase in June 1998 of $1,645,000 of patented mining claims in Colorado, Utah and Arizona.

During the nine months ended June 30, 1998, the Company's operations used $907,084 of cash, as compared to using $116,650 of cash during the same period in the preceding year. Approximately half ($823,373) of the Company's G & A expenses of $1,623,294 were paid through the issuance of common stock during the first nine months of fiscal 1998 as compared to $942,622 of G & A expenses (totalling $1,188,278) being funded in the prior fiscal year by stock issuance. There were substantially more acquisitions of mineral properties and investments in 1998, almost all of which were financed by the issuance of common stock (which aggregated $4,725,717) and to a smaller extent by promissory notes ($750,000). By contrast, there was no funding

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION (CONTINUED)

in the first nine months of 1997 from notes or lenders, although cash generated by stock sales was $1,010,600 in the first nine months of 1997 as opposed to only $100,896 in the corresponding period of fiscal year 1998. There was a receivable of $1,125,000 generated in March of 1998 from the sale of common stock, with cash funding of $617,183 from this transaction received in the quarter ending June 30, 1998.

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

Results of Operations

The Company posted losses of $5,849,286 and $8,806,034 for the three months and nine months ending June 30, 1998, respectively. The principal component of each loss was the write-down in June 1998 of $5,000,000 and in March 1998 of $2,000,000 of mineral properties considered by management to have less value than originally recorded cost. There were virtually no revenues during the first nine months of fiscal 1997 or fiscal 1998.

Operating expenses for the nine months ending June 30, 1998 were $1,819,381, up almost $302,000 from the corresponding period of the prior year primarily as a result of increased general and administrative expenditures. General and administrative expenses for the first nine months of fiscal 1998 included severance and compensation expense for terminated employees unlike the same period of the preceding year.

These condensed consolidated financial statements include the following companies, with the state of incorporation and percentage of ownership as shown: Centurion Mines Corporation, Utah, 100%; Centurion Exploration Incorporated, Utah, 100%; Dotson Exploration Company, Nevada, 100%; Mammoth Mining Company, Nevada, 81.8%; The Gold Chain Mining Company, Utah, 61.1% and Tintic Coalition Mines Corporation, Utah, 80%.

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

Dated this 13th day of August, 1998.

GRAND CENTRAL SILVER MINES, INC.

By Its Chief Executive Officer:


/s/ John P.  Ryan
    John P. Ryan, President