Form 10-K
period 1998-09-30
GRAND CENTRAL SILVER MINES INC
filed 1999-01-14
CIK 836123

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM  10-K
                            Annual Report

    Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the Fiscal Year Ended:

                         SEPTEMBER 30, 1998
        ----------------------------------------------------
                  Commission File Number:  0-17048
        ----------------------------------------------------

                  GRAND CENTRAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                                         87-0429204
(State of incorporation )                    (I.R.S Employer I.D. #)

      1010 Ironwood Drive, Suite 105, Coeur d'Alene, Idaho 83814
     (Address of principal executive offices, including zip code)

Registrant's telephone number including area code (208) 769-7340

Securities Registered Pursuant to Section 12(b) of the Act:
     Title of each class           None

Securities Registered Pursuant to Section 12(g) of The Act:
     Title of class                Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.      [     ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,734,213, based upon the average bid and ask prices ($0.1875) on December 1, 1998.

On December 1, 1998, 10,888,508 shares of common stock were outstanding.

                            TABLE OF CONTENTS
ITEM NUMBER                                                 PAGE
AND CAPTION                                                 NUMBER

                               PART I

Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . .  3

Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . 28

Item 3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . 40

Item 4.   Submission of Matters to a Vote of Security Holders  . 42

                              PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters  . . . . . . . . . . . . . . . . . 42

Item 6.   Selected Financial Data  . . . . . . . . . . . . . . . 43

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operation . . . . . . . . . . 43

Item 8.   Financial Statements and Supplementary Data  . . . . . 47


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure  . . . . . . . . . 81

                              PART III

Item 10.  Directors and Executive Officers of the Company  . . . 82

Item 11.  Executive Compensation . . . . . . . . . . . . . . . . 84

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management . . . . . . . . . . . . . . . . . . . . . . 87

Item 13.  Certain Relationships and Related Transactions . . . . 89

                              PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports
          on Form 8-K  . . . . . . . . . . . . . . . . . . . . . 90

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . 93

                                PART I
                      FORWARD LOOKING STATEMENTS

     Except for the historical information contained herein, the matters discussed are forward-looking statements that involve risks and uncertainties, including the timely development of existing properties and reserves (such as at the OK Copper Mine Project) and future projects (such as results of future exploration on the Company's properties), the impact of metals prices and metal production volatility, changing market conditions and regulatory environment and the other risks detailed from time to time in the Company's Form 10-K and Forms 10-Q filed with the Securities and Exchange Commission.

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

     (Please refer to the Glossary for the definition of certain mining terms.)

ITEM 1.   BUSINESS.

REORGANIZATION OF THE COMPANY.

     Since filing its last Form 10-K for the period ended September 30, 1997, the Company has undergone significant changes in both its management and corporate and capital structure. On January 30, 1998, the shareholders of the Company approved a name change from "Centurion Mines Corporation," under which the Company had been conducting business for over ten years, to "Grand Central Silver Mines, Inc." Also, on the same date, the shareholders approved a 1-for-10 reverse split of the capital stock of the Company which became effective on February 2, 1998.

     On February 5, 1998, Spenst Hansen resigned as Chairman of the Board and was replaced by Howard Crosby. Also, Mr. Hansen resigned as CEO/President, a position he occupied for the last decade and was replaced by John Ryan. Effective April 15, 1998, Mr. Hansen resigned entirely from the Board of the Company to pursue his retirement.

    This annual report incorporates these changes by referring to the Company under its new name "Grand Central Silver Mines," or simply "Grand Central" or the "Company." In some instances the name "Centurion" will remain primarily for purposes of clarity. Also, this filing will refer to share issuances made after February 2, 1998 as "post-split," and will for the most part leave share issuances prior to that date unadjusted. If an adjustment is made, the notation "post-split" will be added.

DESCRIPTION OF THE COMPANY.

Background.

     Grand Central Silver Mines, Inc. (formerly "Centurion Mines Corporation"), including its subsidiaries ("Grand Central" or the "Company"), is a U.S. mineral resource company engaged in the acquisition and exploration of mineral properties containing gold, silver, copper and other mineralization. The Company operates its business as an exploration and development mining company, meaning that it receives and generally intends to receive income from property sales, joint ventures or other business arrangements with larger companies. Although the Company in its history has never operated a producing mine, if warranted, the Company may also develop and operate mining properties on its own.

     The Company controls or did control mining and mineral exploration properties through leases, options and mining claims in the States of Utah, Arizona, Idaho and Nevada and in Mexico. It holds production royalties on mineral properties in Utah. In Utah, the Company's properties primarily lie in two geographical regions, the Millard/Beaver Counties area, westerly from Milford, Utah and the Tintic mining district, including the West Tintic area, about 70 miles southwesterly from Salt Lake City, Utah. In Nevada, these properties were located primarily in Churchill County. In Mexico, the Company had a joint venture on a property located in Coahuila state on the Chihuahua border, about 200 km south of the Big Bend of Texas.

     Due to difficult market conditions in the minerals exploration industry, the Company has been forced to institute deep cost-cutting measures including staff reductions and dropping many of its unpatented mining claims, mineral leases and joint venture arrangements in an effort to conserve capital and preserve the Company as a viable entity. The Company currently operates with minimal staff and is not undertaking active exploration or development of its remaining mineral properties until market conditions improve dramatically.

History.

     Grand Central's predecessor company was formed in 1979 as the Tintic Joint Venture partnership and subsequently was incorporated in Utah in 1984. The Company was accepted as a "Small Cap Company" for listing on the National Association of Securities Dealers Automated Quotations System (NASDAQ) in November 1988. As Centurion Mines the Company traded under the symbol "CTMC." The Company's current trading symbol is "GSLM."

     In late 1997, Centurion management made a decision to reorganize based on several factors. First, due to changes implemented by the NASD, the Company faced a potential de-listing since its common stock was trading below $1 per share and the NASD had informed the Company that the stock needed to trade above $1 by the end of February, 1998. Second, the Company had consistently had difficulty raising financing in the capital markets and due to its existing capital structure and low share price, this situation was not expected to improve. Third, the Company had significant accounts payable and although the Company held substantial mineral property assets, these were for the most part illiquid. Hence, the growing burden of accounts payable, if not resolved, could conceivably result in some of the mineral property assets being foreclosed to satisfy claims of creditors. This result would have had a serious impact on the Company's business plan and long-term strategy.

     In November 1997, Centurion management made the decision to explore a possible merger with Royal Silver Mines, Inc. by a tender of Centurion shares and thereby direct the Company's focus to high grade silver properties held by each company. Also in November 1997, the Company entered into a business arrangement with Nevada Star Resources to proceed with a plan to begin mine production at the OK Mine project.

     As a result of discussions with Royal Silver, management formulated a plan to reorganize by undertaking a reverse split, name change and to re-focus the operations of the Company on projects which had a high potential for the discovery of silver. On January 30, 1998 the company held its annual shareholders meeting at which the shareholders approved a 1-for-10 reverse stock split effective February 2, 1998 and name change to Grand Central Silver Mines. Shortly thereafter, the Company's common stock began trading under a new symbol, "GSLM" on the NASDAQ Small Cap.

     After the reverse split, the share price was well above the $1 minimum mark until August 1998. In that month the share price again began trading at less then $1. The Company was again notified by NASDAQ that it would be de-listed effective January 20, 1999 if the share price continued to trade below $1. On October 14, 1998, the Board approved another reverse split of the Company's shares in an effort to preserve the NASDAQ listing. The proposed reverse split was approved by the Company's shareholders and its common shares began trading on this second reverse-stock split basis on January 13, 1999. The figures contained in this Form 10-K do not give effect to this second reverse-stock split.

     On February 5, 1998 the Company held its annual Board of Directors meeting for the purpose of naming new officers and appointing a new Chairman. At this meeting, Mr. Howard Crosby was named Chairman and John Ryan was named President and Carlos Chavez was retained as Secretary and Treasurer. Ms. Shari Garber was named Assistant Secretary and was also the Administrator of the Company. Mr. Ryan appointed Mr. Jerry Stacey as General Manager and Mr. Barry Katona was retained as Manager of Utah operations. Operational personnel in Utah were reduced by over 60% and the Company finalized moving its headquarters to Coeur d'Alene, Idaho in March 1998. It should be noted that Mr. Crosby, Mr. Ryan, Mr. Stacey and Ms. Garber are or were also Directors, Officers and/or employees of Royal Silver Mines, Inc. and this management change at the Company was ostensibly the first step toward an eventual proposed combination of the two companies. As of the date hereof Royal Silver Mines, Inc. and the Company have not merged and no agreement has been executed providing for the combination of the two companies.

     The re-organized Company also experienced difficulty raising sufficient capital to implement its business plan which was focused on exploration for silver-bearing ores in Mexico and Nevada. The Company had entered a joint venture on a major silver project in Coahuila, Mexico and had leased or optioned several promising silver projects in Nevada. By July 1998, it became apparent that the Company could not raise sufficient capital to continue operations as planned. Therefore, the Salt Lake City office was closed on July 1, 1998 and Mr. Chavez left the employment of the Company. Also, in August 1998, Ms. Garber and Mr. Stacey left the employment of the Company. The Company ceased exploration of its Nevada projects at the end of August and will be forced to withdraw from the Mexican project as well.

     Currently, Mr. Ryan serves as CEO, President and Treasurer; Mr. James Young is Vice-President and Secretary; Mr. Peter Laczay has been appointed Assistant Secretary; Mr. Barry Katona has been retained as a consultant to the Company managing Utah operations; Mr. Darby Sharp is an ongoing employee of the Company involved in reclamation, maintenance and security of the Company's properties and equipment.

GENERAL DEVELOPMENT OF THE COMPANY'S BUSINESS

Strategy.

     The Company's corporate strategy is the acquisition and control of land and mineral rights for exploration and development. The Company generally acquires properties in established mining districts that have had large and profitable production histories. This approach is referred to in the mining industry as "headframe geology," which is defined as concentrating exploration and development efforts near previously known, profitable ore deposits. For example, the Company recently ventured for the first time outside the United States by acquiring a participating interest in the Sierra Mojada Project in Mexico. Sierra Mojada is a district with a very large production history wherein the geology of the area is being re-interpreted which may result in discovery of additional mineral deposits.

     In addition to exploring in established mining districts, the Company also has sought to explore and develop mineral properties in areas that have not had previous production or were, until recently, mostly unexplored. At Kings Canyon in Utah, for example, the Company participated in the discovery of a new gold deposit in 1997.

     The Company explores for and seeks to develop mineral resources in conjunction with other larger and better financed companies. The
Company is aware that major companies generally have established minimum criteria for the projects they choose to invest their financial and human resources in. Management therefore must choose projects with a likelihood of meeting these minimum criteria if its goal of eventually joint venturing the project has a likelihood of being achieved.

     By pursuing projects which appeal to major companies, the Company expects in this way to achieve a major increase in the value of its assets and to eventually obtain production income with a minimum financial risk and dilution of its capital stock since typically, major companies are able to obtain debt financing for development expenditures and construction of the project for production.

     To accomplish the business goals outlined above, the Company, primarily through its geologists, develops exploration plans to discover and delineate sufficient reserves on its mineral properties to make it economic to advance their development and bring them into production, resulting in revenue streams from the properties. Along with active exploration of the projects, the Company must also reclaim lands it has disturbed by its exploration activities on an ongoing basis.

REVIEW OF 1998 OPERATIONS

     The Company's goals and operations for 1998 included the following:

     1. The Company expected to develop a positive cash flow in early 1999 from royalties and profits from production at the OK Copper Project, 10 miles northwest of Milford, Utah. This project is focused on the construction of a copper production facility and the subsequent production of electrolytic grade copper by the solvent-extraction/electrowinning process (SX/EW). In April 1998, the Company sold its properties at the OK Copper mine project to Nevada Star Resources Corp. (VSE:NEV) of Seattle, Washington. It is believed this sale will facilitate construction of the SX/EW copper refining plant since it unifies numerous mining properties in this historic district for the first time in over twenty years.

     Under the terms of the arrangement, Grand Central received 2 million shares of Nevada Star common stock, plus a 12% net profits royalty applicable to all copper production. Estimates indicate ore reserves containing 96 million pounds of copper are in place at the site. Nevada Star hired Western Mine Engineering to conduct a bankable feasibility study for the project which was completed in September 1998. This study indicates the project is only marginally profitable at prevailing market prices for copper of about $.70 per pound.

     The market price of copper has been falling over the last year from about $0.95 per pound as of September 30, 1997 to about $0.66 per pound as of December 31, 1998. Nevada Star had estimated cash production costs at below $0.40 per pound, making the project profitable even at current prices. However, the Western Mine Engineering study predicts cash production costs to be about $0.55 per pound making the project difficult to finance in the current copper market environment. Nevada Star and the Company continue to explore alternative routes to financing the project, but it is unlikely that the Company will receive any income from this project in the near term unless copper prices improve quickly and dramatically. However, the Company views the sale and resulting unification of this district as an important and necessary step toward advancing this project.

     2. The Company began exploration via a joint venture interest of properties located at Sierra Mojada, Coahuila, Mexico. This included a zinc oxide deposit which is believed to be a reserve in excess of 500,000 tons with a grade in excess of 20% zinc. The Company also began evaluation, via its joint venture, of potentially a major silver deposit in the same district. The Company announced in June 1998 that evaluation of data obtained from Penoles, a major Mexican mining company, indicated that several ore zones in the district contained mineralization which may be economic and if confirmed by the Company's own drilling and testing, would contain an ore body perhaps containing in excess of 20 million ounces of silver. These zones are open for expansion and the joint venture intends to drill in the first quarter of 1999 to confirm and expand these silver deposits. Unfortunately, due to lack of financing, the Company will be forced to withdraw from this project which management views as a major setback for the Company.

     3. The Company signed leases or exploration options on several promising silver projects in the State of Nevada. The Company conducted preliminary field work, mapping, reviewed historical data and planned exploration programs for the Wonder and Marietta Projects. At the Wonder Project, the Company intended to drill five initial exploration drill holes to test the downward extension of the main Wonder vein. The Company first drilled five reverse circulation holes to within approximately 100 feet of the veins downward projection and planned to re-enter the holes with a diamond core drill to obtain a more representative sample. However, the Company experienced difficult drilling conditions due to heavy faulting as the dill approached the vein. The drillers were unable to maintain circulation and complete the holes. Therefore, the Company terminated the exploration program due to poor drilling conditions and also because of a shortage of funding. The Company conducted only a minor amount of exploration field work on the Marietta Project before terminating the lease option in August 1998.

     4. The Company owns a halloysite clay deposit in Utah (The Dragon Mine) and which has attracted the interest of both English China Clay Company and New Zealand Clay Company. Halloysite clay is used in fine bone china and porcelain and few high-quality deposits are known worldwide. The Company intended to either sell or joint venture this deposit, which could have resulted in cash flow to the Company in fiscal 1998. The Company succeeded in bringing representatives from both of these companies to the site and remains encouraged by the progress it made at this site.

     5. The Company intended to carry out a small amount of mineral exploration at its Tintic Project. This included its mines in the Main Tintic Mining District, including the Bullion Beck, Centennial Eureka, Mammoth, Grand Central and other nearby mines. Most of the ore targets of significant size lie deep underground where mining activity ceased in the 1930's. In-house studies by management and consultants had concluded that the high cost of re-opening and re-furbishing these mines made it uneconomic to explore for new reserves from underground. On the other hand, drilling from the surface was not attractive since the notoriously difficult ground conditions and deep-seated targets made the probabilities of exploration success very low. Therefore, management concluded that the properties, particularly in this current time of low metal prices (particularly gold) were not worthy of further evaluation. As a result, the Company determined that it was in its best interest to transfer most of its properties in the Main Tintic District to Mammoth Mining Company, in settlement of litigation.

     6. The Company intended to obtain funds for carrying out these development and production activities from capital investment sources, or from participation in joint venture business arrangements. The Company was successful at raising approximately $850,000 in equity financing in Fiscal 1998 which was insufficient to advance the above business goals, pay monthly overhead and pay off accounts payable which had accrued previous to January 1998, when current management took over. Significantly, in July 1998, one major investor defaulted on over $500,000 of financing commitments which caused the Company to have to curtail its operations and lay off most of its staff. As a result of insufficient capital, much of the exploration planned for 1998 was not accomplished.

     7. The Company did succeed in reducing its monthly overhead from a high of $92,977 in January 1998, to a low of $21,594 in September 1998. Also, long-term debt has been reduced from a high of $93,045 in December 1997, to a low of $9,1422 on September 30, 1998. The Company has continued to reduce outstanding debt though asset sales and expects to be debt-free by the second quarter of 1999. In this way, the long-term viability of the Company, which was threatened in January 1998 and again in July 1998, has been preserved and management is confident the Company will remain an ongoing concern which can be poised to benefit from upturns in metal prices and an improvement of the general market conditions for exploration/development stage mining companies.

     8. The Company succeeded in making substantial progress at reclaiming most of its past exploration projects in the State of Utah, or transferring responsibility for reclamation to responsible third parties. The Company accomplished this reclamation for approximately $50,000, far less than the estimated $250,000 predicted by consultants in early-1998. Management of the Company has been informed by regulatory officials that the reclamation program of the Company has substantially reduced the reclamation liability of the Company. Management is also confident that a good working relationship with governmental authorities at the local, stagehand federal level has been re-established.

     Overall, the Company made only minor progress in its goal of exploring for and developing an economic ore body. The Company did succeed at deeply cutting costs, settling outstanding litigation favorably, dropping uneconomic projects and reducing its operational budget. All of these successes collectively increase the likelihood that the Company will remain a viable entity over the long run and will be positioned to take advantage of an upturn in both metal prices and the equity mining markets.

BUSINESS FACTORS

Government Regulation of Environmental Concerts.

     The Company is committed to complying with federal, state and local provisions that regulate the discharge of materials into the environment and govern the conduct of mining activities for the protection of the environment. To its knowledge, the Company was in full compliance during with all of its obligations pursuant to these regulations in fiscal 1998.

     To fulfill its environmental compliance obligations, the Company must comply with the requirements of laws and regulations over matters affecting land, mineral rights and/or the surface on which mining activities are proposed. Such compliance may materially affect the Company's capital expenditures, earnings and competitive position. The Company in complies with a multitude of environmental regulations in the following general categories: 1) surface impact, 2) water acquisition, 3) site access, 4) reclamation, 5) wildlife preservation and 6) permit and license qualification. To date, compliance has not had a material financial effect on the Company because the Company's activities likewise have not had a significant impact on the environment.

     If the Company becomes more active on its properties it is reasonable to expect that compliance with environmental regulations will substantially increase costs to the Company. Such compliance may include feasibility studies on the surface impact of the Company's proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities including rehabilitation of various sitesand on-going efforts at alleviating the mining impact on wildlife. Moreover, permits or bonds have been and may continue to be required to ensure the Company's compliance with applicable regulations.

     The Company expended approximately $50,000 on reclamation of its exploration sites in the State of Utah in fiscal 1998. This included sites in the Main Tintic District, West Tintic, King's Canyon and the Mayflower Project. The Company transferred reclamation responsibility to third parties at Blue Mountain, OK Copper Project and some sites in the Main Tintic District to other parties. The Company anticipates capital expenditures not to exceed $30,000 for environmental reclamation for fiscal 1999.

     Future costs of compliance with respect to the Company's past, present, or mining projects are subject to change and may depend upon the extent and type of reclamation and follow-up required by local, state and federal authorities. The Company is also relying upon third parties to complete reclamation at some sites which may or may not occur. Therefore, the Company may at some point be responsible for reclamation costs it now believes will be borne by others. Also, there is no assurance that the Company will be able to comply with all requirements imposed by future regulatory developments, nor that the Company will be able to economically operate or pursue exploration and development activities under future regulatory provisions.

Competitive Conditions in the Industry.

     The mining industry is very competitive. Mining companies compete to obtain favorable mining properties and to evaluate exploration prospects for drilling, exploration, development and mining. The Company encounters competition from other similarly-situated junior mining companies in connection with the acquisition of properties capable of profitably producing gold, silver, copper and other mineralization.

     As a result, the Company may be unable to acquire or develop attractive mining properties on terms it considers acceptable. Accordingly, there can be no assurance that such competition, although customary in the industry, will not result in delays, increased costs, or other types of negative consequences affecting the Company, or that the Company's programs will yield commercially mineable ore reserves.

GENERAL BUSINESS RISK.

     There is considerable business risk in any mining venture and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in simply the discovery of mineralization. Although mineralization is commonly found in the earth's crust, mineralization which can be profitably extracted (termed "ore") is rare.

     Even after extensive exploration and development work has been performed, economic feasibility cannot be finally determined until a detailed and comprehensive economic feasibility study has been concluded. Further, there is no assurance that a determination of economic feasibility will apply over time because it is based partly on assumptions and factors that are subject to fluctuation and uncertainty, such as metal prices, production costs and the actual quantity and grade of ore recoverable. In many instances, mining properties which grew unprofitable in one era due to low metal prices or difficult conditions, become economic again at a later time due to improved metal prices, advances in technology, or new ore discoveries. It is therefore common in the industry to re-evaluate formerly producing mines to determine if they can be re-opened at a profit.

     Mining companies use the evaluation work of professional geologists, geo-chemists, geophysicists and engineers in determining the exploration and development potential of a specific property or project. These professional evaluations generally rely on scientific estimates and economic assumptions and in some instances may result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies.

RISK FACTORS

     1. Going Concern. The Company's auditors have raised the issue that the Company may not be able to continue as a going concern as a result of net losses; a significant accumulated deficit; and, a significant change in the Company's liquidity.

     2. Limited Operating History. The Company has no current operating history and is subject to all risks inherent in a developing business enterprise. The likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with a new business in general and those specific to the natural resource industry and the competitive and regulatory environment in which the Company will operate.

     3.   Exploration Stage Company.   Mineral exploration,
particularly for gold and silver, is highly speculative in nature, frequently is nonproductive, and involves many risks, often greater than those involved in the discovery of mineralization. Such risks can be considerable and may add unexpected expenditures or delays to the Company's plans. There can be no assurance that the Company's mineral exploration activities will be successful or profitable. Once mineralization is discovered, it may take a number of years from the initial phase of drilling until production is possible, during which time the economic feasibility of production may change. A related factor is that exploration stage companies use the evaluation work of professional geologists, geophysicists, and engineers for estimates in determining whether to acquire an interest in property or to commence exploration or development work. These estimates generally rely on scientific estimates and economic assumptions, and in some instances may not be correct, and could result in the expenditure of substantial amounts of money on a property before it can be determined whether or not the property contains economically recoverable mineralization. The economic viability of a property cannot be determined until extensive exploration and development has been conducted and a comprehensive feasibility study performed. The Company currently does not have any such feasibility studies, and has not yet prepared feasibility studies on any of its properties. Moreover, the market prices of any minerals produced are subject to fluctuation, which may negatively affect the economic viability of properties on which expenditures have been made. The Company is not able to determine at present whether or not, or the extent to which, such risks may adversely affect the Company's strategy and business plans.

     4. Lack of Revenue. The Company needs additional capital but currently has no revenues. Substantial expenditures are required to establish ore reserves through drilling, to determine metallurgical processes to extract the mineralization from the ore and, in the case of new properties, to construct mining and processing facilities. The Company lacks a constant and continual flow of revenue. The Company currently holds certain royalty interests in several mining properties previously sold, but there is no assurance that the Company will receive royalty payments, or that the Company will otherwise receive adequate funding to be able to finance its exploration activities. The Company is looking for revenue sources on an on-going basis, but there can be no assurance that such sources can be found or that, if available, the terms of such financing will be commercially acceptable to the Company. Because of the Company's need for additional capital to fund its present operations, to complete the acquisition of certain mineral rights, and to provide for further exploration and development, the lack of consistent revenue could be a detrimental factor in the progress of the Company.

     5. Realization of Investments in Mineral Properties and Additional Capital Needs. The ultimate realization of the Company's investments in mineral properties is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The Company expects to finance its operations for Fiscal 1998 through the sale of equity securities, joint venture arrangements (including project financing), and the sale of interests in mineral properties. The Company does not have sufficient capital of its own to explore and develop its mineral properties and there can be no assurance that the Company will be successful in obtaining the required funds to finance its long-term capital needs.

     6. Retention and Attraction of Key Personnel. The Company's success will depend, in large part, on its ability to retain and attract highly qualified personnel. The Company's success in retaining its present staff and in attracting additional qualified personnel will depend on many factors, including its ability to provide them with competitive compensation arrangements, equity participation and other benefits. There is no assurance that the Company will be successful in retaining or attracting highly qualified individuals in key management positions.

     7. Regulatory Concerns. Environmental and other government regulations at the federal, state and local level pertaining to the Company's business and properties may include: (a) surface impact; (b) water acquisition; (c) site access; (d) reclamation; (e) wildlife preservation; (f) licenses and permits; and, (e) maintaining the fees for unpatented mining claims. See "Business - Government Regulation and Environmental Concerns."

     8. Working Capital Deficits; Accumulated Deficit; Working Capital Deficit; Auditor's Report. Although it commenced operations more than two years ago, the Company remains in the development stage. At December 31, 1997, the Company had working capital deficit of $254,536 and an accumulated deficit of $12,648,995, which deficits and losses are expected to continue for the foreseeable future. The Company's operations are subject to numerous risks associated with the mining industry.

     9. Reliance Upon Directors and Officers. The Company is wholly dependent, at the present, upon the personal efforts and abilities of its Officers and Directors who exercise control over the day to day affairs of the Company. There can be no assurance as to the volume of business, if any, which the Company may succeed in obtaining, nor that its proposed operations will prove to be profitable. See
"Proposed Business" and "Management."

     10. Indemnification of Officers and Directors for Securities Liabilities. The Bylaws of the Company provide that the Company may indemnify any Director, Officer, agent and/or employee as to those liabilities and on those terms and conditions as are specified in the Nevada Business Corporation Act. Further, the Company may purchase and maintain insurance on behalf of any such persons whether or not the corporation would have the power to indemnify such person against the liability insured against. The foregoing could result in substantial expenditures by the Company and prevent any recovery from such Officers, Directors, agents and employees for losses incurred by the Company as a result of their actions. Further, the Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

     11. No Cumulative Voting or Preemptive Rights. There are no preemptive rights in connection with the Company's Common Stock. The shareholders purchasing in this offering may be further diluted in their percentage ownership of the Company in the event additional shares are issued by the Company in the future. Cumulative voting in the election of Directors is not provided for. Accordingly, the holders of a majority of the shares of Common Stock, present in person or by proxy, will be able to elect all of the Company's Board of Directors. See "Description of the Securities."

     12. Potential Future Sales Pursuant to Rule 144. Approximately 10,888,508 shares of Common Stock presently issued and outstanding of which 6,200,951 shares are "Restricted Securities" as that term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended. In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one (1) year holding period, may sell within any three month period, an amount which does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits the sale of shares, under certain circumstances, without any quantity limitation, by persons who are not affiliates of the Company and who have beneficially owned the shares for a minimum period of two (2) years. Hence, the possible sale of these restricted shares may, in the future dilute an investors percentage of free-trading shares and may have a depressive effect on the price of the Company's securities and such sales, if substantial, might also adversely effect the Company's ability to raise additional equity capital. See "Description of Securities - Shares Eligible for Future Sale."

     13. No Dividends. The holders of the Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors out of funds legally available therefore. To date, the Company has not paid any cash dividends. The Board does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations. As the Company will be required to obtain additional financing, it is likely that there will be restrictions on the Company's ability to declare any dividends. See "Dividend Policy" and "Description of Securities."

     14.  Impact of Year 2000 Issue.    The Company has reviewed its
internal computer systems and products and their capability of recognizing the year 2000 and years thereafter. The Company expects that any costs relating to enuring such systems to be a year 2000 compliant will not be material to the financial condition or results of operations of the Company.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES.

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

NUMBER OF EMPLOYEES.

     The Company currently has two full time employees. The Company also has contract arrangements with three consultants. The Company may also contract with additional consultants from time to time, as required by its operations. Consultants are treated as independent contractors.

PRIVATE PLACEMENTS.

     During fiscal 1998, the Company issued 281,420 (post-split) shares for cash, at prices ranging from $2.30 to $7.90 per share for a total of $1,219,559. No shares were issued through the exercise of stock options in fiscal 1998.

Subsidiaries and Related Companies.

Mammoth Mining Company and its subsidiary, the Gold Chain Mining
Company.

     In May 1994, Grand Central acquired control of approximately 58.6% of Mammoth Mining Company, which itself controlled approximately 53% of The Gold Chain Mining Company, a Mammoth subsidiary. Mammoth and Gold Chain own land and leasehold interests in the Tintic Mining District, including the Mammoth Mine. Following the acquisition of Mammoth and Gold Chain, the Company purchased additional shares of common stock from their respective shareholders and received shares from Mammoth and Gold Chain to cancel debt provided by the Company to finance certain of their respective operations. Grand Central invested a total of approximately $1,552,760 in Mammoth and $23,200 in Gold Chaining controlled approximately 96% and 61% of their respective shares. In July 1998, as part of a settlement agreement to resolve litigation brought by the Company against former CEO Spenst Hansen, the Company transferred all of its ownership in Mammoth Mining and additional mining claims located in the Tintic District to Hansen and his affiliates. The Company retained a 2% Net Smelter Return Royalty on all of the properties transferred. Thereinafter, the Company transferred one-half of this royalty to another Company in settlement of litigation. See "Item 3. Legal Proceedings."

Dotson Exploration Company.

     On February 9, 1994, the Company entered into an agreement to purchase 41,000 shares of Dotson Exploration Company ("Dotson Exploration") from Mark Dotson, the sole shareholder, for $350,000. These shares gave the Company 51% ownership of Dotson Exploration. That agreement also permitted the Company to acquire newly-issued shares by converting dollars spent on the development of Dotson Exploration properties and leases at a rate of $12 per share.

     Subsequently, the Company acquired 100% of the outstanding shares of Dotson Exploration through purchase and the conversion of debt on January 12, 1995. At that time, Dotson Exploration became a 100%, wholly owned subsidiary of the Company. Dotson Exploration had land and lease ownership, including the OK Copper Project properties, in the Milford Area Projects, located in Beaver County, Utah. Dotson Exploration sold all of its holdings in the Milford Area in May, 1998 to Nevada Star Resources.

Tintic Coalition Mines Corporation.

     Tintic Coalition is a Utah corporation organized by the Company for the purpose of acquiring control of the land and royalty rights to 680 acres of mining claims in the Tintic Mining District from Tintic Mountain Mining Company and its subsidiary Tintic Precious Metals, Inc. Tintic Coalition acquired 100% ownership of the land and royalty rights to the mining claims by issuing 1,000,000 Tintic Coalition shares to Tintic Precious Metals and issuing and conveying 4,510,000 Tintic Coalition shares to the Company, 3,996,450 of which were in exchange for the Company's acquisition from Tintic Mountain Mining of the royalty rights and approximately 25.5 million Tintic Precious shares. The Company acquired control of land and royalty rights to the 680 acres for approximately $26,700 in cash and 25,000 shares of common stock (valued at the then-market price of $1.00 a share). Tintic Coalition is operated by the Company as a consolidated subsidiary.

     In July 1998, Tintic Coalition transferred its ownership of patented mining claims in the Tintic District to Spenst Hansen as part of a settlement agreement. In August 1998, the Secretary of the State of Utah informed the Company that Tintic Coalition had been dissolved for failure to file an annual report with the State. Also, Tintic Coalition is behind on its federal and state tax filings. The Company is in the process of correcting these deficiencies and re-instating Tintic Coalition.

Centurion Exploration Incorporated.

     Centurion Exploration was incorporated in Utah in fiscal 1993, as a wholly-owned Company subsidiary to carry various corporate purposes for the Company. Centurion Exploration is expected to be voluntary dissolved by the end of the 2nd Quarter.

Royal Silver Mines, Inc.

     During fiscal years 1991 and 1992, the Company acquired a 37.2% controlling interest in Royal Silver Mines, Inc. ("Royal"), a Utah corporation. Royal's shares are traded on the OTC Bulletin Board under the symbol "RSMI." At the time that the Company acquired Royal, Royal's principal asset consisted of mining properties in Utah.

     During fiscal 1993, the Company acquired an additional 5,400,000 Royal shares, giving an 82.3% controlling interest in Royal and making it a consolidated subsidiary of the Company. During fiscal 1995, Royal completed a reorganization and share exchange with a company unaffiliated with the Company, resulting in a decrease in the Company's ownership to approximately 21.6%. During the third quarter of fiscal 1996, Royal ended its fiduciary affiliation with the Company and terminated its agreement with Centurion Exploration, Inc. for the provision of administrative services and sharing of office expenses.
By the end of fiscal year 1996, Company ownership had declined to approximately 15%. In November 1997, the Boards of Directors of the Company and Royal Silver Mines, Inc. granted approval to explore a merger between the two companies. However, no merger was ever consummated and there is no assurance a merger will occur in the future. The Company as of September 30, 1998 owned 1,264,267 shares of Royal Silver Mines, Inc. representing approximately 7% of the total outstanding shares of Royal Silver Mines, Inc. at September 30, 1998.

Joint Ventures.

     Metalline Mining/The Company.

     In February 1998, the Company purchased from Royal Silver Mines, Inc. a 35% participating interest in the Sierra Mojada Project located in Coahuila, Mexico. The project area comprises approximately 6,000 hectares consisting of several exploration concessions obtained through the Mexican government and a number of privately owned mining concessions which are under purchase contract. The Joint Venture is exploring the District for base metals and silver and is also evaluating a known high-grade zinc oxide resource of major magnitude for production. The Company's share of expenditures from February 1998 through September 1998 was $258,860.27. The Company would be obligated to spend an estimated $525,000 in 1999 on exploration, project evaluation and land payments as its portion of the joint venture expenditures. The Company unfortunately anticipates dropping this project due to lack of financing

     Arizuma Resources/The Company's Option.

     The Company signed an option to joint venture agreement in April 1998, with Arizuma Resources Inc. on Arizuma's holdings in the Wonder Mining District, Churchill County, Nevada. The option to joint venture gave the Company a four month period to evaluate the property before signing a formal joint venture. This evaluation included the drilling of several exploratory holes to test the down-dip potential and continuity of the Wonder vein. The option period expired and the Company chose not to enter the joint venture, primarily for lack of funding.

     San Miguel Mining/The Company.

     In February 1998, the Company did an exchange of shares with San Miguel Mining Corporation, a British Virgin Islands corporation, resulting in the Company becoming a 19% shareholder of San Miguel. Currently, San Miquel has an option to acquire a 50% equity interest in Minera Metalurgica San Miguel, a Mexican corporation whose primary asset is a 500 ton per day producing mine located near Zimapan, Hidalgo, Mexico. The mine produces zinc, silver, lead and copper and is capable of being expanded to 1000 tons per day with capital improvements to the mine and mill plant. It is possible that 100% of the project could be acquired under certain conditions. The acquisition of this operating property was the primary reason for the share exchange.

     The intent of management was to fund the acquisition and thereby increase its ownership of San Miquel and in this way gain control of an operating mine. However, to date little additional progress has been made by San Miquel at finalizing the acquisition. Therefore, it is likely that the Company will tender back the shares exchanged with San Miquel.

     BHP/The Company.

     On August 29, 1997, BHP Minerals International Exploration, Inc., terminated the Option for Joint Venture agreement it had signed with the Company in January 1996. The joint venture was directed towards exploration of a large bulk, porphyry-type copper/gold prospect at the "Little Bingham" property in the West Tintic mining district, about 20 miles westerly from Eureka, Utah. Prior to exercising the option in July 1996, BHP had advised the Company that its preliminary results were favorable.

     Following the option exercise, BHP performed geological mapping, geochemical and geological surveying. During the period of the joint venture, BHP drilled 5 exploratory drill holes totaling 6,235 feet and made periodic cash payments to the Company totaling $35,000. In August 1997, however, BHP determined that the exploration results did not meet its criteria and terminated the joint venture.

     Upon termination, BHP assigned to the Company the mineral properties that BHP had acquired on behalf of the joint venture. These fully-paid properties consisted of 78 unpatented mining claims
(totaling 1,560 acres) and one Utah State Mineral Lease of 640 acres. This mineral lease and all of the unpatented mining claims have now been dropped by the Company.

     Breccia Development/The Company.

     On August 26, 1998, the Company entered into a joint venture with Breccia Development, Inc. of Milford, Utah to facilitate continued exploration and development of its holdings in the Blue Mountain District. This district is located about 30 mile west of Milford and is a copper porphyry environment. The joint venture property holdings consist of a state lease of 640 acres and unpatented claims of about 660 acres.

Glossary of Certain Mining Terms.

Acid Mine Drainage       Acidic run-off water from mine waste dumps
                         and mill tailings ponds containing sulphide minerals. Also refers to ground water pumped to surface from mines.

Adit An opening driven horizontally into the side of a mountain or hill for providing access to a mineral deposit.

Alteration               Any physical or chemical change in a rock or
                         mineral subsequent to its formation. Milder and more localized than metamorphism.

Anticline                An arch or fold in layers of rock shaped like
                         the crest of a wave.

Assay A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Backfill Waste material used to fill the void created by mining an orebody.

Basement Rocks           The underlying or older rock mass.  Often
                         refers to rocks of Precambrian age which may be covered by younger rocks.

Base Metal               Any non-precious metal (e.g. copper, lead,
                         zinc, nickel, etc.)

Bedding                  The arrangement of sedimentary rocks in
                         layers.

Block Caving             An inexpensive method of mining in which
                         large blocks of ore are undercut, causing the ore to break or cave under its own weight.

Breccia                  A rock in which angular fragments are
                         surrounded by a mass of fine-grained
                         minerals.

Bulk Mining              Any large-scale, mechanized method of ming
                         involving many thousands of tonnes of ore being brought to surface per day.

Cathode A rectangular plate of metal, produced by electrolytic refining, which is melted into commercial shapes such as wirebars, billets, ingots, etc.

Chalcocite               A sulphide mineral of copper common in the
                         zone of secondary enrichment.

Channel Sample           A sample composed of pieces of vein or
                         mineral deposit that have been cut out a small trench or channel, usually about 10 cm wide and 2 cm deep.

Chute An opening, usually constructed of timber and equipped with a gate, through which ore is drawn from a stope into mine cars.

Complex Ore              An ore containing a number of minerals of
                         economic value. The term often implies that there are metallurgical difficulties in liberating and separating the valuable metals.

Concentrate              A fine, powdery product of the milling
                         process containing a high percentage of
                         valuable metal.

Conglomerate             A sedimentary rock consisting of rounded,
                         water-worn pebble or boulders cemented into a solid mass.

Contact A geological term used to describe the line or plane along which two different rock formations meet.

Core The long cylindrical piece of rock, about an inch in diameter, brought to surface by diamond drilling.

Crosscut A horizontal opening driven from a shaft and (or near) right angles to the strike of a vein or other orebody.

Cut-and-Fill             A method of stoping in which ore is removed
                         in slices, or liftsand then the excavation is filled with rock or other waste material
                         (backfill), before the subsequent slice is extracted.

Decline An underground passageway connecting one or more levels in a mine, providing adequate traction for heavy, self-propelled equipment. Such underground openings are often driven in an upward or downward spiral, much the same as a spiral staircase.

Development              Work carried out for the purpose of opening
                         up a mineral deposit and making the actual ore extraction possible.

Development Drilling     Drilling to establish accurate estimates of
                         mineral reserves.

Diamond Drill            A rotary type of rock drill that cuts a core
                         of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Dilution (mining)        Rock that is, by necessity, removed along
                         with the ore in the mining process,
                         subsequently lowering the grade of the ore.

Dip The angle at which a vein, structure or rock bed is inclined from the horizontal as measured at right angles to the strike.

Disseminated Ore         Ore carrying small particles of valuable
                         minerals spread more or less uniformly
                         through the host rock.

Dore Unparted gold and silver poured into molds when molten to form buttons or bars. Further refining is necessary to separate the gold and silver.

Drift A horizontal underground opening that follows along the length of a vein or rock formation as opposed to a crosscut which crosses the rock formation.

Drill-Indicated
     Resource The size and quality of a potential orebody as suggested by widely spaced drillholes; more work is required before the resource can be classified as probable or proven reserves.

Due Diligence            The degree of care and caution required
                         before making a decision; loosely, a
                         financial and technical investigation to determine whether an investment is sound.

Dump A long and relatively thin body of igneous rock that, while in the molten state, intruded a fissure in older rocks.

Electrolytic Refining    The process of purifying metal ingots that
                         are suspended as anodes in an electrolytic bath, alternated with refined sheets of the same metal which act as starters or cathodes.

Environmental Impact
     Study               A written report, compiled prior to
                         production decision, that examines the
                         effects proposed mining activities will have on the natural surroundings.

Epithermal Deposit       A mineral deposit consisting of veins and
                         replacement bodies, usually in volcanic or sedimentary rocks, containing precious metals, or, more rarely, base metals.

Exploration              Work involved in searching for ore, usually
                         by drilling or driving a drift.

Face The end of a drift, crosscut or stope in which work is taking place.

Fissure An extensive crack, break or fracture in rocks.

Float Pieces of rock that have been broken off and moved from their original location by natural forces such as frost or glacial action.

Flotation                A milling process in which valuable mineral
                         particles are induced to become attached to bubbles and float, while others sink.

Footwall The rock on the underside of a vein or ore structure.

Fracture A break in the rock, the opening of which allows mineral-bearing solutions to enter. A "cross-fracture" is a minor break extending at more-or-less right angles to the direction of the principal fractures.

Free Milling             Ores of gold or silver from which the
                         precious metals can be recovered by
                         concentrating methods without resort to
                         pressure leaching or other chemical
                         treatment.

Galena Lead sulphide, the most common ore mineral of lead.

Gossan The rust-colored capping or staining of a mineral deposit, generally formed by the oxidation or alteration of iron sulphides.

Grab Sample              A sample from a rock outcrop that is assayed
                         to determine if valuable elements are
                         contained in the rock. A grab sample is not intended to be representative of the depositand usually the best-looking material is selected.

Grade The average assay of a ton of ore, reflecting metal content.

Hangingwall              The rock on the upper side of a vein or ore
                         deposit.

Head Grade               The average grade of ore fed into a mill.

Heap Leaching            A process involving the percolation of a
                         cyanide solution through crushed ore heaped on an impervious pad or base to dissolve minerals or metals out of the ore.

High Grade               Rich ore.  As a verb, it refers to selective
                         mining of the best ore in a deposit.

Host Rock                The rock surrounding an ore deposit.

Hydrometallurgy          The treatment of ore by wet processes (e.g.,
                         leaching) resulting in the solution of a metal and its subsequent recovery.

Intrusive                A body of igneous rock formed by the
                         consolidation of magma intruded into other rocks, in contrast to lavas, which are extruded upon the surface.

Lagging Planks or small timbers placed between steel ribs along the roof of a stope or drift to prevent rocks from falling, rather than to support the main weight of the overlying rocks.

Lens Generally used to describe a body of ore that is thick in the middle and tapers towards the ends.

Level The horizontal openings on a working horizon in a mine; it is customary to work mines from a shaft, establishing levels at regular intervals, generally about 50 meters or more apart.

Limestone                A bedded, sedimentary deposit consisting
                         chiefly of calcium carbonate.

Lode                     A mineral deposit in solid rock.

Metamorphic Rocks        Rocks which have undergone a change in
                         texture or composition as the result of heat and/or pressure.

Mill A processing plant that produces a concentrate of the valuable minerals or metals contained in an ore. The concentrate must then be treated in some other type of plant, such as a smelter, to affect recovery of the pure metal.

Milling Ore              Ore that contains sufficient valuable mineral
                         to be treated by milling process.

Mineral A naturally occurring homogeneous substance having definite physical properties and chemical composition and, if formed under favorable conditions, a definite crystal form.

Mineralized Material
     or Deposit          A mineralized body which has been delineated
                         by appropriate drilling and/or underground sampling to support a sufficient tonnage and average grade of metal(s). Under SEC standards, such a deposit does not qualify as a reserve until a comprehensive evaluation, based upon unit cost, grade, recoveries and other factors, conclude economic feasibility.

Muck                     Ore or rock that has been broken by blasting.

Native Metal             A metal occurring in nature in pure form,
                         uncombined with other elements.

Net Profit Interest      A portion of the profit remaining after all
                         charges, including taxes and bookkeeping charges (such as depreciation) have been deducted.

Net Smelter Return       A share of the net revenues generated from
                         the sale of metal produced by a mine.

Open Pit A mine that is entirely on surface. Also referred to as an open-cut or open-case mine.

Ore Mineralized material that can be mined and processed at a positive cash flow.

Ore Pass Vertical or inclined passage for the downward transfer of ore connecting a level with the hoisting shaft or a lower level.

Orebody A natural concentration of valuable material that can be extracted and sold at a profit.

Oreshoot The portion, or length, of a vein or other structure, that carries sufficient valuable mineral to be extracted profitably.

Oxidation                A chemical reaction caused by exposure to
                         oxygen that results in a change in the
                         chemical composition of a mineral.

Participating Interest   A company's interest in a mine, which
                         entitles it to a certain percentage of
                         profits in return for putting up an equal percentage of the capital cost of the project.

Patent                   The ultimate stage of holding a mineral
                         claim, after which no more assessment work is necessary because all mineral rights have been earned.

Patented Mining Claim    A parcel of land originally located on
                         federal lands as an unpatented mining claim under the General Mining Law, the fee simple title of which has been conveyed from the federal government to a private party pursuant to the patenting requirements of the General Mining Law.

Pillar A block of solid ore or other rock left in place to structurally support the shaft, walls or roof of a mine.

Porphyry Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

Precambrian Shield       The oldest, most stable regions of the
                         Earth's crust, the largest of which is the Canadian Shield.

Prospect A mining property, the value of which has not been determined by exploration.

Probable (Indicated)
     Reserves Resources for which tonnage and grade and/or quality are computed primarily from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Proven (Measured)
     Reserves Resources for which tonnage is computed from dimensions revealed in outcrops, trenches, workings or drill holes and for which the grade and/or quality is computed from the results of detailed sampling. The sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well established. The computed tonnage and grade are judged to be accurate, within limits which are statedand no such limit is judged to be different from the computed tonnage or grade by more than 20%.

Proven and Probable
     Mineral Reserves    Reserves that reflect estimates of the
                         quantities and grades of mineralized material at a mine which the Company believes could be recovered and sold at prices in excess of the cash cost of production. The estimates are based largely on current costs and on projected prices and demand for such mineralized material. Mineral reserves are stated separately for each such mine, based upon factors relevant to each mine. Proven and probable mineral reserves are based on calculations of reserves provided by the operator of a property that have been reviewed but not independently confirmed by the Company. Changes in reserves represent general indicators of the results of efforts to develop additional reserves as existing reserves are depleted through production.
                         Grades of ore fed to process may be different from stated reserve grades because of variation in grades in areas mined from time to time, mining dilution and other factors.
                         Reserves should not be interpreted as
                         assurances of mine life or of the
                         profitability of current or future
                         operations.

Raise A vertical or inclined underground working that has been excavated from the bottom upward.

Rake The trend of an orebody along the direction of its strike.

Reclamation              The restoration of a site after mining or
                         exploration activity is completed.

Recovery The percentage of valuable metal in the ore that is recovered by metallurgical treatment.

Replacement Ore          Ore formed by a process during which certain
                         minerals have passed into solution and have been carried away, while valuable minerals from the solution have been deposited in the place of those removed.

Reserves That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Reserves are customarily stated in terms of "Ore" when dealing with metalliferous minerals. Reserves are further classified by SEC guidelines as "Proven Reserves" or "Probable Reserves" according to the degree of assurance in the reserve determination data.

Resource                 The calculated amount of material in a
                         mineral deposit, based on limited drill
                         information.

Rib Samples              Ore taken from rib pillars in a mine to
                         determine metal content.

Rockbolting              The act of supporting openings in rock with
                         steel bolts anchored in holes drilled
                         especially for this purpose.

Rock Mechanics           The study of the mechanical properties of
                         rocks, which includes stress conditions
                         around mine openings and the ability of rocks and underground structures to withstand these stresses.

Room-and-Pillar Mining   A method of mining flat-lying ore deposits in
                         which the mined-out area, or rooms, are
                         separated by pillars of approximately the same size.

Rotary Drill             A machine that drills holes by rotating a
                         rigid, tubular string of drill rods to which is attached a bit. Commonly used for drilling large-diameter blastholes in open pit mines.

Royalty An amount of money paid at regular intervals by the lessee or operator of an exploration or mining property to the owner of the ground. Generally based on a certain amount per ton or a percentage of the total production or profits. Also, the fee paid for the right to use a patented process.

Run-of-Mine              A loose term used to describe ore of average
                         grade.

Sample A small portion of rock or a mineral deposit, taken so that the metal content can be determined by assaying.

Secondary Enrichment     Enrichment of a vein or mineral deposit by
                         minerals that have been taken into solution from one part of the vein or adjacent rocks and redeposited in another.

Shaft A vertical or steeply inclined excavation for the purpose of opening and servicing a mine. It is usually equipped with a hoist at the top which lowers and raises a conveyance for handling personnel and materials.

Shear or Shearing        The deformation of rocks by lateral movement
                         along unnumberable parallel planes, generally resulting from pressure and producing such metamorphic structures as cleavage and schistosity.

Shrinkage Stoping        A stoping method which uses part of the
                         broken ore as a working platform and as
                         support for the walls of the stope.

Skarn Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolostone formation.

Solvent Extraction-
     Electrowinnig
     (SX/EW) A metallurgical technique, so far applied only to copper ores, in which metal is dissolved from the rock by organic solvents and recovered from solution by electrolysis.

Sphalerite               A zinc sulphide mineral; the most common ore
                         mineral of zinc.

Step-Out Drilling        Holes drilled to intersect a mineralization
                         horizon or structure along strike or down dip.

Stockpile                Broken ore heaped on surface, pending
                         treatment or shipment.

Stope An underground excavation from which ore has been extracted either above or below mine level.

Stratigraphy             Strictly, the description of bedded rock
                         sequences; used loosely, the sequence of bedded rocks in a particular area.

Strike The direction, or bearing from true north, of a vein or rock formation measured on a horizontal surface.

Stringer A narrow vein or irregular filament of a mineral or minerals traversing a rock mass.

Stripping Ratio          The ratio of tons removed as waste relative
                         to the number of tons or ore removed from an open pit mine.

Sublevel A level or working horizon in a mine between main working levels.

Sulphide                 A compound of sulphur and some other element.

Tailings Material rejected from a mill after more of the recoverable valuable minerals have been extracted.

Tailings Pond            A low-lying depression used to confine
                         tailings, the prime function of which is to allow enough time for heavy metals to settle out or for cyanide to be destroyed before water is discharged into the local watershed.

Trend The direction, in the horizontal plane, or a linear geological feature (for example, an ore zone), measured from true north.

Troy Ounce               Unit of weight measurement used for all
                         precious metals. The familiar 16-ounce
                         avoirdupois pound equals 14.583 Troy Ounces.

Unpatented Mining Claim  A parcel of property located on federal lands pursuant to the General Mining Law and the requirements of the state in which the unpatented claim is located, the paramount title of which remains with the federal government. The holder of a valid, unpatented lode mining claim is granted certain rights including the right to explore and mine such claim under the General Mining Law.

Vein A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

Vug A small cavity in a rock, frequently lined with well-formed crystals. Amethyst commonly forms in these cavities.

Wall Rocks               Rock units on either side of an orebody.  The
                         hangingwall and footwall rocks of an orebody.

Waste                    Barren rock in a mine, or mineralized
                         material that is too low in grade to be mined and milled at a profit.

Winze                    An internal shaft.

Zone of Oxidation        The upper portion of an orebody that has been
                         oxidized.



ITEM 2.    MINING PROPERTIES.

RECENT DEVELOPMENTS.

     During fiscal years 1997 and 1998, the Company significantly decreased the size of its holdings of federal unpatented mining claims because of the effect on its holding and future exploration costs brought about by recent additions to the federal mining regulations. During 1998 the Company reduced its holdings of state mineral leases in an effort to cut costs.

     In April 1998, the Company discovered that certain mining claims located in the Milford, Utah area and critical to its business agreement with Nevada Star Resources had "clouded" titles due to a competing claim by several corporations which had been granted title to certain mining claims by a Bankruptcy Court action ("bankruptcy claims"). See "Review of 1998 Operations, Item 1, above. The validity of the title of the bankruptcy claims had been tested by Utah State Court decisions and the rulings had demonstrated that the Bankruptcy Court granted title was viable. Management of the Company determined that it was unable to convey clear title to Nevada Star and sought to cancel the sale to Nevada Star.

     Soon thereafter, the Company was notified by Nevada Star that it had expended significant sums on personnel, additional drilling and exploration and had commissioned a feasibility study of the project in reliance upon the Company's representation that it had clear title to the disputed ground. Nevada Star indicated they would pursue legal action for damages (possibly including loss of profits) unless the Company could convey acceptable clear title. The Company then approached the owners of the "bankruptcy" claims and sought to purchase these claims in order to own any and all of the competing interests so that clear title could be conveyed.

     The Company was only able to purchase the "bankruptcy" claims as part of a package of mining properties since the owners were seeking to liquidate holdings of mining claims. Thus, the Company acquired the disputed claims as well as additional properties in the Star, North Star and Beaver Lake Districts near Milford, Utah; the Tennessee Mine near Chloride, Arizona; mineral rights on 65 claims near Cripple Creek, Colorado; and the Sunset Mine near Wallace, Idaho.

SUMMARY OF PROPERTIES OWNED OR CONTROLLED.

Utah.

     The Company owns or controls a total of 20,205 acres of mining and mineral exploration properties within the state of Utah summarized in the following table. The properties are categorized into project areas.
                                   Utah
                                   State     Federal
Project                  Private   Mineral   Unpatented     Total
Area      Location       Property  Leases    Claims         Acres

Tintic    Eureka and
and West  Utah West      11,163    1,601     2,473          16,237
Tintic    Tintic

OK Mine,  Milford and
South     Beaver,           359       -         -              359
Utah      Utah
Copper

Kings     S.W.
Canyon    Utah               -     3,200        -            3,200

Blue      Milford &
Mountain  Beaver,            -       640       660           1,300
          Utah

Oquirrh   Tooele
Mountains County,           109       -         -              109
          Utah
                         11,631    5,441     3,133          20,205

Idaho.

     The Company owns 24 patented mining claims comprising the Coeur d'Alene Syndicate property encompassing about 242 acres. The Company owns six patented claims comprising the Sunset Mine encompassing 93 acres. The Company also controls 22 unpatented claims near the Lucky Friday Mine (owned and operated by Hecla Mining Company) encompassing about 400 acres. All of these claims are located in the Coeur d'Alene Mining District in Shoshone County, Idaho.

Arizona.

     The Company owns four patented mining claims near the town of Chloride, Arizona comprising the Tennessee Schuykill Mine encompassing about 46 acres.

Colorado.

     The Company owns mineral rights on 65 patented mining claims in the Cripple Creek District near Cripple Creek, Colorado. Some of these claims are nearby the Cresson Mine operated by Independence Mining County. These mineral rights encompass about 565 acres.

Nevada.

     The Company as of September 30, 1998 had terminated all of its leases or property options in Nevada.

Mexico.

     The Company will likely terminate by January 1999 its joint venture with Metalline Mining Company of the Sierra Mojada Project located in the Sierra Mojada District, Coahuila, Mexico.

DESCRIPTION OF MINING PROPERTIES.

Utah.

     1. Tintic: The Company's holdings in the Tintic District consist primarily of the Dragon Mine which has in the past been mined for halloysite clay. The Dragon consists of 36 patented claims encompassing 266 acres. Currently, there is an estimated resource of 300,000 tons of halloysite at the Dragon Mine. Halloysite's most valuable use is as a filler in very fine translucent bone china. Halloysite clays which meet the stringent specifications for this use are valued at $200 to $300 per ton. The Dragon clays have been tested by several major clay companies and it is believed that the Dragon clay is of extremely high quality and may be suited to this application. However, the market for this high-end use is limited. The Company seeks to sell, joint venture, or lease the Dragon. Management is also researching other applications for which the halloysite clay may be suited. The Company had other extensive property holdings in the Main Tintic District but transferred them in settlement of litigation. See "Item 3. Legal Proceedings."

     2. West Tintic: the Company owns three patented claims comprising the Lead King Mine. This is a silver-lead property and totals 83 acres and is located in Juab County. The Company also holds mineral rights on 10,814 acres acquired from the McIntyree Trust. The

Company had a joint venture with BHP Minerals on this ground which was terminated in 1997. The Company plans no further work on these properties in the near future.

     3. OK Mine/South Utah Copper: In May 1998, the Company signed a final agreement with Nevada Star Resource Corp. (VSE:NEV), based in Seattle, Washington. Previously, the Company had spent thousands of man-hours and significant other expenditures in an unsuccessful effort to obtain financing for the project on its own. The agreement sold a substantial portion of the Company's property in the District with the objective of unitizing the OK district and achieving financing and construction of a solvent-extraction electrowinning (SX/EW) copper recovery plant. From the copper reserves mined in the project area, the plant will produce electrolytic grade copper cathodes for sale to
manufacturers and commodity brokers.   Under the agreement with Nevada
Star, the Company received two million shares of Nevada Star stock plus a royalty consisting of 12% of the cash operating profits applicable to all copper production coming from the 144 square mile "area of interest" centered at the OK Mine site. Grand Central sold 4,172 acres of mining property having copper ore reserves containing 47.7 million pounds of contained copper at an average grade of .50% copper. Nevada Star holds about 2,907 acres of mining property, which has copper ore reserves containing 48.9 million pounds of contained copper at an average grade of 1.5% copper. The combined ore reserves from the Company and Nevada Star total 6.4 million tons of ore containing 96.6 million pounds of copper at an average grade of .75% copper. These ore reserves, with a 75% copper recovery, will provide a mine life of at least five years. However, project geologists believe that the likelihood of additional ore reserves being acquired or discovered is excellent and that the mine life can be significantly extended. Unfortunately, because of the current low copper prices caused largely by the slump in economic activity in the far east, management now believes that the project will not be financed in fiscal year 1999 and is an unlikely source of cash flow for the Company in the foreseeable future.

     4. Kings Canyon: The Company owned a 4% net smelter return royalty on a drilled out shallow gold deposit containing about 200,000 ounces of gold. This royalty was transferred to another Company in settlement of litigation. See "Item 3. Legal Proceedings." Additionally, the Company has about 3,200 acres of state mineral leases. These leases expire on January 18, 1999 and the Company has not yet determine if they will be renewed.

     5. Blue Mountain: On August 26, 1998, the Company entered into a joint venture with Breccia Development, Inc. of Milford, Utah to facilitate continued exploration and development of this area. This district is located about 30 mile west of Milford and is a copper porphyry environment. The property holdings consist of a state lease of 640 acres and unpatented claims of about 660 acres. Numerous commercial grade gold and copper occurrences have been identified. Past work has revealed a zone 8,000 feet long and 1,000 feet wide with anomalous gold values. Under the joint venture agreement, Grand Central retains a 30% carried interest with no project expenditures required through production. Breccia Development has carried out some exploration in the fall of 1998 and results have not yet been received by the Company.

     6.   Other Beaver County Properties:

     Bradshaw Cave Canyon Project: Bradshaw Mining District. Consists of 219 acres, 13 patented claims, located 12 miles Southeast of Milford, Utah. Minerals: gold, silver and copper.

     Imperial Mine Project: San Francisco Mining District, Beaver County, Utah. Eight patented claims consisting of 125 acres. The Company has a 50% interest for a net 62.5 acres. Located 10 miles Northwest of Milford, Utah and includes the Imperial Mine. This is an open pit mine with minerals of copper, silver, gold and zinc. Substantial gold, silver and copper resources remain but must be reverified by sampling and drilling and in light of existing low metal prices.

     Golden Reef Project: Pruess Mining District, Beaver, County, Utah. Consists of three patented claims encompassing 62 acres. Located 16 miles Northwest of Milford, Utah. The Golden Reef Gold Mine is on the property.

     Star, North Star and Beaver Lake Districts: In 1998, the Company acquired additional ownership of numerous patented mining claims in the Star, North Star and Beaver Lake Mining Districts. There are many old silver and gold mines on these properties. The Company is currently engaged in a legal review and land title search on these claims. Some of them will require quiet title actions to be filed and advanced through the legal system. The Company intends to perfect its title to these properties and then begin a review of the mineral potential of these claims.

     7. Oquirrh Mountains: The Company owns a 25% interest in six patented claims for a net 36 acres and 100% of six other patented claims encompassing 73 acres. These claims are south of the Bingham Copper Mine in Tooele County, Utah and have indications of copper, gold and silver mineralization. The Company has not conducted further evaluation of their mineral potential.

Idaho.

     1. Coeur d'Alene Syndicate: No significant mineral production has to date occurred on the Coeur d'Alene Syndicate property and there are no known proven or probable reserves. In November 1997, the Company acquired fee simple ownership of the 24 patented mining claims that comprise the Coeur d'Alene Syndicate property, located in Burke Canyon some six miles northeast of Wallace, Idaho. The property is near the eastern end of the Coeur d'Alene mining district and is an undeveloped portion of a major mineralized trend running through the Star-Morning Mines and on to the Frisco and Black Bear Mines. Geologists have long considered the Syndicate property to be an outstanding exploration target where the highly productive Star fault turns to the southwest and intersects the Commander fault. The property is currently developed by an adit from the Black Bear property, but could ultimately be accessed by deep shafts on either end of the strike if agreements could be made with the respective companies who own the Star and Frisco Mines. In the summer 1998, the Company entered into an agreement with an independent timber company to sell the mature timber for cash. The transaction closed in October 1998 and all of the proceeds were used to pay down a bridge loan the Company had incurred in March 1998.

     2. Sunset Mine: The Company acquired the six patented claims of about 93 acres which comprise the Sunset Mine in July 1998. The Property is situated about 10 miles northeast from Wallace, Idaho in Shoshone County. Exploration of the property began in 1890 and the property was worked intermittently for the next 80 years. The last reported production occurred in 1977 from a near surface pillar of ore. The mine is developed by a vertical shaft down to at least the 1500 foot level which is the deepest reported level of mining. However, the Sunset vein is projected well below this level as old mine plans were developed for this indicated reserve. The ore is primarily zinc rich and contains some lead and silver. A developed ore reserve of 23,000 tons averaging 5.27% zinc, 3.88% lead and 1.9 opt silver was reported by Day Mines in 1960. The Company believes additional mineral resources could be developed at depth and along other indicated veins within the property.

     3. Mullan Area Claims: The Company acquired control of 22 unpatented mining claims (about 400 acres) in the Mullan, Idaho area in November 1997. Mullan is about 7 miles east of Wallace, Idaho. These claims consist of two blocks. One block of ten claims lies north of the Gold Hunter deposit, a high-grade lead, silver, zinc deposit discovered by Hecla Mining in 1994 and now being mined via their lucky Friday workings. The second block of 12 claims lies to the west of the Gold Hunter and east of the Hecla Star Mine workings. The proximity of these claims to major ore deposits makes these claims of high value in the judgment of management.

Arizona.

     Tennessee-Schuylkill Mine: The four patented claims comprising this mine consist of about 46 acres. The mine is located in the Wallapai Mining District near the town of Chloride, Arizona. The mine was operated over a 44 year period from 1904 to 1948 and produced a large amount of lead, zinc, silver, copper and gold. The mine was closed in 1948 but produced only minor amount from 1943 forward due to labor shortages caused by World War II. The mine is developed by a vertical shaft at least to the 1600 foot level and the Tennessee is believed to contain a resource of 70,000 tons of lead-zinc ore grading 8% zinc and 4% lead with a low precious metal content. The reported width of the veins and continuity along strike leads the Company's management to believe that additional reserves can be developed at depth and along strike in the mine.

Colorado.

     Cripple Creek Claims: In July 1998, the Company acquired mineral rights on sixty-five patented mining claims comprising about 565 acres in Teller County, Colorado near the Town of Cripple Creek. Some of the claims are located within two hundred feet of the Cresson Gold Project. The Cresson Mine is an open-pit gold mine operated by Cripple Creek & Victor Gold Mining Company. The Company intends to research the mineral potential of the properties further as funding allows. The Company has transferred a 3% net smelter return royalty on these claims to another company in settlement of litigation. See "Item 3. Legal Proceedings."

Nevada.

     Wonder Project: The Company signed an option to joint venture agreement in April 1998 with Arizuma Resources Inc. ("Arizuma") on Arizuma's holdings in the Wonder Mining District, Churchill County, Nevada. The option to joint venture gave the Company a four month period to evaluate the property before signing a formal joint venture. This evaluation included the drilling of several exploratory holes to test the down-dip potential and contiguity of the Wonder vein.

     The Joint Venture would have granted the Company the rights to explore and develop all oxide silver-gold and silver-rich base metal sulfide deposits below open-pit mineable depths (500 feet) in this famous silver district, located in the Clan Alpine Mountains 50 miles east of Falcon, Nevada. The joint venture would control approximately 2,200 acres in the heart of the district, of which nearly 1,000 acres are patented claims and include the Nevada Wonder, Queen and Jackpot Mines and the unmined Silver Center Vein.

     The Wonder District was discovered in 1906 and caused one of the last great mining rushes in the West. From 1907 to 1942, the district produced approximately 6.7 million ounces of silver and 71,600 ounces of gold from 413,000 tons of ore. Average grades were 16.2 ounces per ton (opt) of silver and 0.17 opt gold. Of these productions totals, nearly 90% is credited to the historic Nevada Wonder Mine.

     The Wonder vein system has a strike length of nearly 6,000 feet, of which only 2,000 feet have been explored and partially mined. Mining widths up to 40 feet were reported from two larger ore shoots, one of which was explored to over 2,000 feet in depth. The vein system is strongly oxidized to 1,300 feet and contains two zones of high-grade, secondarily enriched ore from 500-700 feet and from 1,100-1,300 feet.

     Historic data shows that of the two main ore shoots, the southerly, or Extension shoot was stoped nearly continuously for hundreds of feet to the 1300 level. Exploration in the sulfide zone continued to the 2000 level, where good grades were still reported and the mine remained dry. Because the milling operation could only treat oxide ores, no sulfide ore was produced. The northerly and larger of the two main ore shoots, the Nevada Wonder, was stoped nearly continuously from the surface to the 500 leveland only sporadically lower to the 1600 level.

     The Company conducted surface exploration in April 1998 and mobilized a drill crew and equipment to the district for a 5,000 foot initial drill program which began in May. The Company planned to drill the uppermost portions of the holes with reverse circulation drilling and finish the holes with diamond core. The Company contracted with a private contractor to drill the reverse circulation portion which was completed by June 1998. During this time, the Company had re-furbished and equipped its own "Longyear 44" model diamond drill and moved it to the site in mid-June. Unfortunately, due to poor ground conditions the program was unsuccessful at penetrating the down-dip extension of the Wonder vein. The program was canceled in mid-July due to poor conditions and lack of funding.

Other Nevada Projects.

     In addition to the Wonder property, the Company had acquired exploration options on three other silver exploration properties in Western Nevada which it intended to evaluate during the 1998 and 1999 field seasons. Due to lack of funding, all of these projects were dropped.

Mexico.

     Sierra Mojada Project.

          Location and Access.

     The Sierra Mojada Mining district is located in the west-central part of the state of Coahuila, Mexico, near the Chihuahua border some 200 kilometers south of the Big Bend of Texas. The principal mining area extends for some five kilometers in an east-west direction along the base of the precipitous, 1,000 meter high Sierra Mojada Range. The small towns of Sierra Mojada and Esmeralda are north of and below the mines near the center of an approximately three kilometer wide valley that is bounded to the north by the Sierra Planchada Range.

          History of Mining.

     The initial discovery of rich silver ore was made in 1879. Over the next 12 years numerous small mines developed, for over five kilometers, along a continuous, oxidized silver lead ore body known as the "lead manto."

     In September 1891, the Mexican Northern Railroad completed its spur line from Escalon to the district; it is said that ore coming from the district and loaded on trains at the advancing railhead had already paid for construction before the line was completed. Rail access stimulated development and the period from 1891 to the late 1920's was the peak of productivity of the district.

     Production records for the district are incomplete and much of the production was never recorded. The Joint Venture has acquired voluminous data from Penoles, a past operator in the district, as well as other historical data available from past producers and the Mexican government.

     Published data indicates that the lead manto was mined out in 1905. Discovery of orebodies containing copper-silver, silver, silver-lead and oxide zinc more than made up the difference. Between 1922 and 1931 additional silver-lead ore was discovered and mined to the south for some 1,400 meters under the range. These orebodies were later mined more than two kilometers to the south. From the available data it is apparent that the district has produced in excess of ten million tons of very high grade, direct shipping ore that graded at least 30% lead, 20% zinc and 1,000 to 2,000 grams/ton silver.

     In early 1992, USMX Inc., based in Denver, Colorado, undertook a reconnaissance exploration program in North Central Mexico. Results of this work were positive and one of the areas identified as having high potential was the Sierra Mojada District. USMX Inc., through their Mexican subsidiary MXUS S.A. de C.V., located a large concession over the entire range in early 1993 containing 4767.3 hectares. Minera

Kennecott shortly afterward claimed more territory to the east, north and west of the USMX ground. USMX then joint ventured their property to Kennecott. Neither Kennecott nor USMX attempted to purchase or explore any of the older historic mining concessions. Kennecott returned the property to USMX in the Spring 1996.

     Metalline Mining signed a joint venture agreement with USMX in July 1996 and took operational control of the USMX concession along with part of the area located by Kennecott to the north and west of the mine area. This joint venture agreement called for Metalline to spend $2 million in exploration or property payments over seven years. At that point, USMX would have the right to participate at 35%, paying a percentage of all costs going forward. The USMX concessions are called the Sierra Mojada and the Sierra Mojada III and total 6456.5 hectares. Metalline also purchased the Esmeralda, Esmeralda I, Fortuna, Nortenos and La Blanca in the historic mining district. These latter purchases became part of the area of interest for purposes of the joint venture agreement.

     USMX was acquired by Dakota Mining in May 1997, and thus Dakota inherited rights under the existing joint venture agreement. By the end of 1997 it had become apparent that Dakota Mining had little interest in pursuing the Sierra Mojada Project due to other commitments and corporate difficulties caused primarily by the fall in the price of gold. Royal successfully negotiated with Dakota to buy Dakota's 35% back-in participation right for $100,000 cash, 200,000 restricted shares of Metalline Mining stock held by Royal (acquired as an investment in April 1997) and 100,000 free-trading shares of Royal. Dakota has reverted to a Net Smelter Return Royalty of approximately 2% which will be paid out of production from the district. There are no advance royalty payments required.

     In February 1998, as part of the Company's corporate strategy of combining with Royal Silver Mines, Inc., the Company acquired this 35% participating interest from Royal Silver Mines, Inc. for 735,000 shares of common stock and a $350,000 note payable in February 1999 and bearing interest at 8% per annum.

          Geology.

     The Sierra Mojada District is located along the southern margin of the Sabinas Basin, a large east-west trending rift basin in northeastern Mexico which formed during Late Jurassic and Early Cretaceous time. Jurassic marine carbonates and shales are overlain by a Early Cretaceous red bed clastic sequence composed of coarse grained conglomerates with volcanic and intrusive rock clasts and tuffaceous finer grained sediments. The red beds are overlain by Early Cretaceous marine carbonates.

     A majority of the silver production during the later years of production came from disseminated, silver sulfide and sulfosalt minerals in carbonate rocks; the so called "limey silver" ore. Bedded, disseminated silver, copper-silver and zinc-silver sulfide ore that extended laterally was recognized and the high grade deposits, such as the San Jose (3% to 4% copper and 1-3 kg silver/mt) were mined. Mineralization with grades lower than that required for direct shipping ore was left unmined.

          Mineralization.

     Metalline geologists have been evaluating two distinct disseminated and massive sulfide silver, copper, lead and zinc ore body types in the north side of the district. One is located in a red bed-sandstone-carbonate sedimentary contact zone. The second is hosted in carbonate units stratigraphically below the above contact zone mineralization. The north side ores are an extensive sedimentary system that is open to additional discovery within and vertically below the historic mines and both laterally and vertically north and west of the historic mines.

     Recent geologic mapping has established the presence of a reverse fault over the entire length of the district which separates the north side sulfide mineralization, deposited in the Taraises Formation, from the south side manto and chimney oxide mineralization deposited in the Aurora Formation. This fault, named the Sierra Mojada fault, strikes near east-westand dips 65E to 70E north. The most recent movement on the fault shows post mineral reverse movement with the south side down relative to the north side.

     Therefore, the highly productive ore zones north of the fault are down thrown on the south side of the fault and are located stratigraphically below the deepest levels of mining south of the fault. Both north side ore types are potentially present south of the fault and present the potential for discovery of large and high grade sulfide reserves such as those mined historically from north of the fault. It is important to emphasize that the Sierra Mojada fault is not located on the red bed/carbonate contact. The fault is discordant to the contact, not concordant and down faults the red bed section on the south.

          Mineros Nortenos Concession.

     Metalline Mining signed a purchase agreement on the Mineros Nortenos concession in 1997 which became part of the joint venture. This purchase includes the following mining properties: San Salvador, Encantada, Esmeralda, Fronteriza, Nuevo Alamaden, Parrena, La Suiza, Atalaya and Vulcano. In addition to the mineral properties, the agreements also convey surface ownership, water rights and extensive surface facilities including warehouses, shops, office facilities, living quarters and three operating shafts with hoists. The San Salvador, Encantada, Esmeralda and Fronteriza contain the historic high-grade silver-lead-zinc "main manto" zone which was responsible for about 5 million tonnes of production at grades between 1-3 kg/tonne silver and 20-30% lead.

     Extensive evaluation in the 1970's by the Consejo de Recursos no Renonvables (non-renewable resources division of the Mexican Government) credits this zone with an existing known resource of slightly over two million tonnes of oxide zinc ore. Assuming that these resources can be verified, this ore block could be a very valuable asset of the joint venture. This is a resource of approximately 838,000,000 pounds of zinc having a gross metal value at current prices ($.53 per pound) of approximately $444,000,000. However, metallurgical techniques to successfully recover zinc oxide are limited and dependent upon factors which the joint venture has not conclusively determined.

          Results of Exploration.

     Project geologists have collected and assayed a total of 2374 samples from underground workings and mine dumps which average 121 grams silver per tonne, 0.44% copper, 0.83% lead and 2.05% zinc. Of these, 1063 samples are considered to be above an underground mineable grade and average 249 grams silver per tonne, 0.59% copper, 1.48% lead and 4.03% zinc.

     The joint venture announced on March 3, 1998 that it acquired a voluminous database on the Sierra Mojada District from Servicios Industriales Penoles, S. A. de C.V. The data includes over 50 geologic maps, reports, drill hole data and a zinc oxide reserve study. The data was generated by Penoles' operations in the district from the 1880's until the 1940's and from more recent exploration programs in the district.

     The Penoles database contains 2171 diamond drill holes that were drilled over a period from 1930 through 1953. The holes are all underground diamond drill holes that were drilled from mines within an area of about 5 kilometers by 2 kilometer. Analysis of 871 of these holes define a east-west trend of silver, copper mineralization over 3 kilometers long by 0.5 kilometers wide. 547 holes define 3 silver deposits in this trend. In the Once and Vulcano mines, in the west end of the district, 297 holes test sedimentary disseminated silver, copper mineralization in limestone and sandstone beds that strike near east-west and dip at low angles to the north and plunge at low angles to the west.

     The holes test a volume of ground 300 meters in an east-west direction by 150 meters in a north-south direction by 20 meters thick. In the Encantada mine, three kilometers to the east, 186 holes were drilled in a volume of ground 220 meters east-west by 140 meters north-south and 30 meters thick. Silver, copper mineralization is disseminated in limestone beds that strike near east-west, are near horizontal and plunge at low angle to the east. In the San Salvador mine, 0.5 kilometer west of the Encantada mine, 64 holes test the same type of disseminated mineralization in limestone beds 30 meters thick, for 120 meters east-west and 60 meters north-south. Mineralization is open in all directions including depth along this three kilometer trend and to the east and west of its known three kilometer occurrence. This same type of silver, copper mineralization in limestone and sandstone occurs on mine dumps for 1.5 kilometers west of the three kilometer drill hole indicated trend and for 0.5 kilometer to the east of the trend, demonstrating that this type mineralization extends for at least five kilometers in a east-west direction.

     The 871 drill holes were routinely sampled at 1.5 meter intervals and assayed for silver. The holes contain 1336 interval samples with values greater than 100 grams silver per ton and have a weighted average of 527 grams (17 ounces) silver per ton (Troy Ounce = 31.1 grams). Only 7% of the samples have copper assays, these range from 0.1% to 5.6% with a weighted average of 0.98%.

     To date, less than 50% of the historic workings under the control of the joint venture have been examined. The presence of over 80 kilometers of underground workings has allowed project personnel to gain a more complete understanding of this large and complicated mineral system and will continue to do so during future work. The Joint

Venture believes the Sierra Mojada concessions host large tonnage sulphide resources of silver, copper, lead and zinc ore deposits that will be highly profitable to be mined using modern mining techniques.

          Property Payments.

     The following table estimates annual payments due in 1999 and 2000. Note that all payments are optional and that all purchase agreements may be terminated by notification to the underlying property owner. However, failure to maintain payments, or cancellation, will result in forfeiture of past payments and termination of the interest in the underlying mining properties. (All amounts in U.S. dollars.)


Property                 1999           2000
Esmeralda                 100,000          100,000
Esmeralda I                20,000           30,000
Fortuna                    30,000
La Blanca                  20,000           60,000
Nortenos                  192,500        3,270,000

                         $362,500       $3,460,000

* Note that the Company is responsible for IVA taxes on the Esmeralda I only in addition to the above payments.

          Fiscal 1999 Budget.

     The joint venture has developed a budget including property payments, personnel costs and drilling costs of $1,787,000. Of this, the Company would be responsible for 35% or $625,450. Additionally, the Company is in arrears for Fiscal 1998 in the amount of at least 253,000. Given these significant unfinanced past costs and future expenditures, it is likely that the Company will withdraw from the project, despite its obvious attractiveness as a very large mineral system.

EXPLORATION OF COMPANY MINING PROPERTIES IN FISCAL 1998.

     The Company conducted exploration on mineral properties it had either leased or optioned in the State of Nevada. The Company expended approximately $100,000 on these projects. As noted above, these properties have been dropped.

     The Company conducted (through a joint venture) exploration on the Sierra Mojada project in Mexico. The Company would have been responsible for approximately $258,000 for the period from February 1998 through September 1998, in expenditures had it chosen and been able to continue in the joint venture. Additionally, the Company will be responsible for in excess of $625,000 in expenditures in fiscal 1999. As noted above, it is likely the Company will withdraw from this project for lack of funding.

     The Company expended approximately $50,000 at its Dragon halloysite mine on sampling, re-opening and placing ladders in the Dragon Shaft and escorting officials from both English China Clay
Company and New Zealand Clay Company around the project.

     The Company expended about $10,000 on surveying and marking claims in the Coeur d'Alene mining district. Some of this activity was related to a timber sale.

     The Company expended a minor amount of funds on reconnaissance of its remaining mining properties. The Company did not conduct any exploration or development work on these properties during fiscal 1998 and none is planned for fiscal 1999.


ITEM 3.   LEGAL PROCEEDINGS.

     The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below. Further, the Officers and Directors know of no threatened or contemplated legal proceedings or litigation other than as described below. None of the Officers and Directors have been convicted of a felony or none have been convicted of any criminal offense, felony and misdemeanor relating to securities or performance in corporate office. To the best of the knowledge of the Officers and Directors, no investigations of felonies, misfeasance in office or securities investigations are either pending or threatened at the present time.

     On January 20, 1998, Thomas F. Miller, James Kontes and United Silver Mines, Inc., ("Plaintiffs") filed suit against Royal Silver Mines, Inc., Celebration Mining Company, Howard Crosby, and John Does
1 through 50 (the "Defendants") in the First Judicial District Court in and for Box Elder County, State of Utah, Case No. 980100049 to recover the Vipont Mine together with incidental and consequential damages or in the alternative, consequential, incidental and compensatory damages together with punitive damages, costs and attorney's fees. Messrs. Miller and Kontes and United Silver Mines allege that Royal Silver Mines, Inc. did not issue 2,000,000 shares of its common stock which were due United Silver Mines and James Kontes as part of the consideration for the acquisition of the Vipont Mines. Royal Silver believes the foregoing is totally without meritand Royal Silver intends to defend the foregoing action vigorously.

     On January 22, 1998, Joan G. Rounds, individually and as custodian for Justin Rounds and Kelly Rounds, and as trustee for John N. Gromer, JGR Ventures, a Colorado partnership, Norman P. Rounds for his individual retirement account, Standord Square, LLLP, Oversight Management Company, Christine M. Fenimore, Michael Fleming, R. David Preston, and Patricia Brooks ("Plaintiffs") filed suit against Royal Silver Mines, Inc., Metalline Mining Company, Crosby Enterprises, Inc., Howard Crosby, Robert E. Jorgensen, John Ryan, Merlin Bingham, and Daniel Gorski ("Defendants") in the United States District Court for the District of Colorado, Case No. 98-WY-122. The plaintiffs' seek to recover the dollar amount of their investments, together with interest, attorney's fees and costs, as a result of the defendants' failure to disclose material information and in making misleading statements in connection with public trading of Royal Silver's common stock during the period May 1996 through August 1997. Royal Silver and its officers and directors deny the foregoing allegations and intend to defend the foregoing action vigorously.

     On April 28, 1998, the Company filed a civil action in the United States District Court for the District of Utah, Central Division, Case No. 2:98cv00300S against Spenst Hansen, Keystone Survey, Inc., a Utah corporation, West Tintic Mining Company, a Utah corporation, South Iron Blossom Mining Company, a Utah corporation, and Axis Development Corporation, a Utah corporation, Defendants. The civil action alleges that: 1) the defendants violated Section 16(b) of the Securities Exchange Act of 1934; 2) Spenst Hansen breached the fiduciary duties owed to the Company; and, 3) Spenst Hansen converted assets belonging to the Company. The Company seeks an accounting; recovery of short swing profits; disgorgement of proceeds; return of stock; not less than $247,000 in actual damages; not less than $750,000 in punitive damages; an injunction; and, costs and attorney's fees. On May 5, 1998, the court entered a temporary restraining order and on May 8, 1998, the parties agreed to extend the temporary restraining order indefinitely. Mr. Hansen has not yet filed a response to the allegations of the complaint. This suit was settled on July 18, 1998. Mr. Hansen returned approximately 400,000 common shares, he personally owned or were owned through Keystone Surveys, South Iron Blossom Mining, West Tintic Mining or Axis Development Corporation. Mr. Hansen also paid $50,000 in cash. In return, the Company transferred control of Mammoth Mining Company and all of its assets to Mr. Hansen and vended most of its mining claims in the Main Tintic District to Hansen or his affiliates.

     The Company was named in a lawsuit in the Fourth Judicial District of the State of Nevada, Case No. 28276, Midas Joint Venture et al., v. Axis Gold Corporation et al., which was settled on September 2, 1998. The lawsuit alleged that the Defendants including the Company and/or its employees had located or attempted to located mining claims on properties previously located or controlled by the Plaintiff. The Company settled this matter by creating or transferring mining royalties on the following:

          1. Transferred all royalties reserved by the Company on its Kings Canyon property granted by Crown Resources
               Corporation.

          2. Transferred a 1% Net Smelter Return Royalty that the Company had retained from the sale of its Tintic
               District properties to Hansen and affiliates.

          3. Granted a 3% Net Smelter Return Royalty on its 64 patented mining claims located at Cripple Creek, Colorado.

     The Company was named in a lawsuit filed July 23, 1998, MPAC Capital Partners, L.P. v. Grand Central Silver Mines, in the Third Judicial District of Salt Lake County, State of Utah, Civil No. 98-0997162. The suit is in the amount of $78,533.13 plus costs and attorneys fees for breach of contract for failing to pay bills for financial advice and investment banking services. The Company is contesting the claim and has filed an answer and various defenses as well as a counterclaim for damages caused to the Company by MPAC.

     The Company was named in a lawsuit filed on October 23, 1998, in the Third Judicial District Court, Salt Lake City, State of Utah, entitled Ralph Hafen v. West Hills Excavating, LLC and Grand Central Silver Mines, Inc., Civil No. 9709055264CN. The Plaintiff alleges breach of contract claiming that the Plaintiff was entitled to but never received $80,000 worth of free trading stock of the Company under various agreements signed with West Hills Excavating, which the Company allegedly agreed to perform. The Company has not filed an answer to the claims and is seeking a settlement with the Plaintiff.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to security holders during the fourth quarter 1998.


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's common shares are traded in the over-the-counter market and have been quoted since February 1998, on the National Association of Securities Dealers Automated Quotations System (NASDAQ) Small Cap under the symbol "GSLM." Prior to February 1998 and since 1988, the Company was known as Centurion Mines and traded on the NASDAQ Small Cap under the symbol "CTMC."

     The prices listed below are the highest and lowest sales quotations reported to the Company during each fiscal quarter for the period October 1, 1995 through March 31, 1998. These quotations reflect inter-dealer prices, without retail markup, markdown, or commission and may not necessarily represent actual transactions:


                         1998           1997           1996
                         -------------  -------------  -------------
FISCAL QUARTER ENDED:    High      Low  High      Low  High      Low
---------------------    ----      ---  ----      ---  ----      ---
December 31
     (first quarter)     2.50      1.88 1.38      0.75 2.06      1.44
March 31
     (second quarter)    3.00      2.69 0.94      0.50 2.06      1.38
June 30
     (third quarter)     1.75      1.69 0.75      0.38 1.88      1.31
September 30
     (fourth quarter)    0.87      0.75 0.69      0.31 1.69      0.88

     At January 12, 1999, there were approximately 780 shareholders of record of the Company's common shares. Since its inception, the Company has not paid any dividends on its common shares and does not anticipate that dividends will be paid in the immediate future.


ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data included in the following table have been derived from and should be read in conjunction with and are qualified by the Company's consolidated financial statements and notes set forth elsewhere in this report. Historical financial data for certain periods may be derived from financial statements not included herein.

                 1998         1997       1996        1995        1994
RESULTS OF
OPERATION:
-----------------
Revenues         $         0  $        0  $        0  $        0 $         0

Net Income
  (loss)         (13,575,855) (1,659,875) (1,660,483) (2,635,655) (2,372,790)

Net income (loss)
per common share        (.84)       (.06)       (.07)       (.11)       (.12)

Balance
Sheet Data:
-----------------
Total assets     $ 7,615,951 $10,412,074   $9,770,328  $8,658,470 $8,492,800

Working capital
(deficit)        (2,358,252)    (186,958)      16,695     (51,771)   637,171

Long-term debt        9,142       93,045      106,436           0          0

Stockholders'
equity          $ 5,087,364  $ 9,851,349   $9,256,926  $8,265,862 $7,940,307


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Financial Condition, Liquidity and Capital Resources.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially mineable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amounts of money on a property before it is possible to make a final determination as to whether or not the property contains economically mineable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, as been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the development stage of the Company, from inception to September 30, 1998, the Company accumulated a deficit of $25,890,238. Most of this deficit was occasioned by the current year loss of $13,575,855, which reflected massive losses on dispositions and writedowns of mineral properties and investments totaling $11,481,484.

     At September 30, 1998, $5,875,046 of the Company's total assets of $7,615,951 were investments in mineral properties and $319,927 of the Company's assets are investments in other junior mining companies (Royal Silver Mines, Inc., a minerals exploration company traded on the OTCBB; Summit Silver, Inc., a minerals exploration company trade on the OTCBB; Nevada Star Resources, Inc., a minerals exploration company traded on the Vancouver Stock Exchange). Due to the overall decline in the junior mining exploration industries, these investments have limited liquidity and these three companies likely suffer from the same lack of capital as the Company.

     Additional exploration is required to substantiate and determine whether the mineral properties of the Company contain ore reserves that are economically recoverable. Once this is shown, recovery of the Company's invested capital requires either the development of these properties into a revenue-producing mine, or the sale of the assets at a profit to another company. Therefore, the success of the Company is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangement for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

Liquidity and Capital Resources.

     The Company currently has no revenues but, as explained above, has an accumulated deficit. Although it has recurring losses from operations, the Company continued in operation primarily by continued sales of equity capital. Regarding its losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At September 30, 1998, the Company had current assets of $147,225. $113,784 of this amount was in marketable securities of Royal Silver Mines, Inc. These shares have limited liquidity, however, and are an unlikely source of immediate capital. Current assets of the Company have not declined dramatically from 1997 ($247,998) and management believes the assets of the Company, although limited, are sufficient to carry the Company forward, primarily because of significant cost-cutting measures which were instituted in 1998.

     Due to the foregoing conditions the Company's independent certified public accountants included a paragraph in the Company's financial statements relative to a going concern uncertainty.

     The Company estimates that it will need minimal capital resources of approximately $10,000 per month to meet its estimated expenditures for fiscal 1999. The Company intends to meet this requirement primarily through the continued sale of its assets and secondarily through the sale and issuance of common stock. In 1998, management met with experienced financial and investment firms throughout North America and negotiated arrangements for capital fund raising.

     Inasmuch as the Company has not yet determined in detail the specifications of the project, operation or mining activity that it intends to undertake, management is not able at this time to provide a detailed listing or exact range of operation costs, including increases in general and administrative expenses, if any. However, the Company plans to fund any increases in general and administrative expense principally from joint venture revenues or private placement funds. Financing for the Company's exploration and development of mineral properties is expected to come primarily from the contributions of its joint venture participants and from the funds generated from such joint ventures and other lease or royalty arrangements.

     The Company consistently has made full and timely payments of its expenses, in particular to the various governmental payees it interacts with, and has met its obligations to the entities which provide its personnel, office space and equipment needs. The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that my become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

RESULTS OF OPERATIONS

Comparison of the Years Ended September 30, 1996, September 30, 1997 and September 30, 1998, Respectively.

     Historically, the Company has not had revenues, and had none in 1998, 1997 and 1996. Instead, it receives operating funds from income sources other than revenue, such as the option and sale of property and royalty interest, the sale of equity securities and the interest on investments. The income from these sources fluctuates irregularly from year to year, causing a significant impact on operating results.
During fiscal years 1998, 1997 and 1996, the Company did not receive any income from advance mineral royalties, reimbursements related to venture properties, or from the sale of properties. Consequently, there was no corresponding costs of mineral properties sold. However, the Company was successful in 1998, 1997 and 1996 in obtaining equity investments, and these investments were sufficient to fund the general and administrative expenses of the Company, as well as, make some progress at advancing the Company's mineral properties.

     The Company's total operating costs increased 9% in 1998 ($2,042,635) from 1997 (1,878,655). This reflects the continued operational pace of the Company in the first three quarters of the year as an active exploration and development company, and increased legal costs associated with multiple sets of litigation in progress. Current management has reduced operational costs significantly and expects these savings to be reflected largely in 1999. The Company's total operating costs decreased 25% in 1997 ($1.88 million) as compared to 1996 ($2.29 million), primarily because of cutbacks in personnel and other overhead costs.

     In 1998, the Company took significant write-downs to the value of its mineral properties reflecting the sale of assets to Nevada Star Resources, the settlement of litigation which required the transfer of mineral properties and/or royalties and a general recognition that the properties are worthless in the current difficult market environment for base and precious metals. The Company wrote off $8,775,900 of mineral properties, comprising the majority of its capitalized mineral costs from prior years and includes a write-off of $1,755,900 of joint venture costs in a Mexican mineral property. In addition, the Company sold its OK Copper Mine at a loss of $1,556,771 and also experienced large losses on the disposition of its interests in subsidiary corporations. These changes resulted in a net loss for the Company of $13.57 million in 1998 ($0.84 per share) as compared to $1.66 million in each of 1997 ($0.06 per share) and 1996 ($0.07 per share), compared with a net loss of $2.64 million in 1995 ($0.11 per share).

     General and administrative expenses increased from $1,471,975 in 1997, to $1,688,077 in 1998. This increase reflects the continued pace of operations of the Company through the third quarter of actively exploring and developing its mineral properties, as well as, increased costs of litigation and settlement of claims. The Company has instituted deep operational cuts and has determined that it cannot actively explore or develop its mineral properties in the current market climate. Therefore, management expects the consequent reductions in personnel and payroll expense, which had increased from 1997, and decreased slightly form 1996 to 1997, will result in very significant decreases in general and administrative expenses going forward.

     Regarding accounts payable: in June 1998 the Company acquired a number of mining properties in Utah, Arizona and Colorado by the issuance of common shares. The purchase and sale agreement provided that should there be a short-term decrease in the market price of the shares, the Company would be obligated to issue additional shares to the sellers. At September 30, 1998, the Company recorded an additional liability of $1,680,225 in accounts payable which it settled in October 1998 by the issuance of 2,240,300 additional shares of common stock. Therefore, the unresolved accounts payable of the Company subsequent to the this share issuance is $238,585.

     Regarding notes payable: the Company is obligated to pay Royal Silver Mines, Inc., a related party, $350,000 plus interest at a rate of 8% per annum in February 1999. This note is related to the Company's acquisition of the Sierra Mojada Project in February 1998. This note alternatively can be paid by the issuance of $750,000 of restricted common stock. As a further possible alternative, management has had discussions with Royal Silver Mines, Inc. which may result in the resolution of this note by the transfer of equipment or mining assets to Royal Silver. This latter alternative is of course subject to the Board approval of both companies. The Company is obligated to repay $100,000 plus an undetermined amount of interest and penalties to Kokopelli Developments, LLC. This amount is related to a short-term bridge loan Kokopelli made to the Company in April 1998. The Company repaid $100,000 of the loan in June 1998 and subsequent to year end, has repaid an additional $83,000 leaving a balance of approximately $17,000 plus penalties and interest. The Company has recorded a long-term debt of $71,004 to R.J. Hafen related to the purchase of mining properties in Utah. The Company intends to resolve this matter by the issuance of common stock as called for in the purchase agreement.

     In an effort to preserve cash, the Company has traditionally paid some of its expenses by issuing shares of common stock. The Company paid director's fees in 1998, 1997 and 1996 by issuing shares of common stock and accounting for accruals of unissued shares. The Company has traditionally maintained an S-8 issuance plan whereby the Company issuable to issue registered stock to its employees and consultants. The Company is considering terminating this program by the second quarter of 1999 because management believes the program can be overly dilutive and has a tendency to drive the share price down in periods of lackluster activity in the metals and mining markets as we are currently experiencing. Management also believes that more conservative cash management practices will be followed by the Company if an S-8 program is not available. On any share issuance pursuant to the S-8 plan or otherwise, the value of the shares issued is determined by the market price on the issuance date.

     The Company is unable to fully determine the impact of future transactions on its operating capital. The Company has determined that it will not incur and does not presently have any work plans or other commitments in the near future that it does not have a reasonably available source of payment. Management intends to focus on continuing to resolve short and long-term payables of the Company, retention of its valuable mining assets, sales of assets which are judged to be unproductive and continued costs savings to ensure the Company is continued viable entity.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                  GRAND CENTRAL SILVER MINES, INC.

                        Financial Statements

                         September 30, 1998


                          C O N T E N T S


Independent Auditor's Report  .    .    .    .    .    F-1

Balance Sheets .    .    .    .    .    .    .    .    F-2

Statements of Operations .    .    .    .    .    .    F-4

Statements of Shareholders' Equity      .    .    .    F-5

Statements of Cash Flows .    .    .    .    .    .    F-10

Notes to the Financial Statements  .    .    .    .    F-12

       48               INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Grand Central Silver Mines, Inc.
Coeur d'Alene, Idaho

We have audited the accompanying consolidated balance sheet of Grand Central Silver Mines, Inc. as of September 30, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Grand Central Silver Mines, Inc. as of September 30, 1997 and 1996 were audited by other auditors whose report dated November 26, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the September 30, 1998 financial statements referred to above present fairly, in all material respects, the financial position of Grand Central Silver Mines, Inc. as of September 30, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
January 12, 1999

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                             September 30,
                                        1998           1997
ASSETS

CURRENT ASSETS

Cash                                    $   16,926     $     30,080
Accounts receivable                             -                -
Accounts receivable-related parties             -            26,312
Prepaid mining leases and expenses          16,515           41,606
Marketable securities                      113,784          150,000
                                        ----------     ------------
     Total Current Assets                  147,225          247,998
                                        ----------     ------------
MINERAL PROPERTIES                       5,875,046        9,648,747
                                        ----------     ------------
INVESTMENTS                              1,330,643               -
                                        ----------     ------------
PROPERTY AND EQUIPMENT
  Construction in progress                  53,026               -
  Furniture and office equipment           269,389          249,000
  Field equipment                          400,266          580,999
  Leasehold improvements                     7,517            7,517
  Vehicles                                  82,651          125,151
  Leased automobiles and equipment          66,620           84,620
  Less-accumulated depreciation
    and amortization                      (623,222)        (547,436)
                                        ----------     ------------
     Total Property and Equipment          256,247          499,851
                                        ----------     ------------
OTHER ASSETS                                 6,790           15,478
                                        ----------     ------------
     TOTAL ASSETS                       $7,615,951     $ 10,412,074
                                        ==========     ============











 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                            September 30,
                                        1998           1997
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                        $  1,918,810   $    295,301
Accrued expenses                              14,298         24,029
Payable to related party                          -             476
Advances from shareholder                      1,500         84,315
Accrued interest                              37,106             -
Notes payable - current portion              171,004             -
Note payable - related party                 350,000             -
Leases payable - current portion              12,759         30,835
                                        ------------   ------------
     TOTAL CURRENT LIABILITIES             2,505,477        434,956
                                        ------------   ------------
LONG-TERM DEBT
  Leases payable                               9,142         22,041
  Notes payable                                   -          71,004
                                        ------------   ------------
     TOTAL LONG - TERM DEBT                    9,142         93,045
                                        ------------   ------------
     TOTAL LIABILITIES                     2,514,619        528,001

MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES                                  13,968         32,724
                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES                     -              -

STOCKHOLDERS' EQUITY
Common stock, $.01 par value;
 40,000,000 shares authorized,
 8,060,868 and 30,575,796 shares
 issued and outstanding, respectively         80,609        305,758
Additional paid-in capital                31,408,493     21,871,474
Accumulated deficit                      (25,890,238)  (12,314,383)
Receivable related to sale of
common stock                                (511,500)       (11,500)
                                        ------------   ------------
     TOTAL STOCKHOLDERS' EQUITY            5,087,364      9,851,349
                                        ------------   ------------
TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                    $  7,615,951   $ 10,412,074
                                        ============   ============




 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the Years Ended September 30,
                              1998           1997           1996
REVENUES
Operating revenue             $     -        $     -        $     -
                              ---------      ---------      ---------
     Total Revenues                 -              -              -

OPERATING COSTS
General and administrative   1,619,943      1,394,512      1,829,076
General and administrative -
  related party                 68,134         77,463         57,375
General leases                 181,267        235,811        266,152
Depreciation and amortization  173,291        170,869        136,282
                             ---------      ---------      ---------
     Total Operating Costs   2,042,635      1,878,656      2,288,885
                             ---------      ---------      ---------
LOSS FROM OPERATIONS        (2,042,635)    (1,878,656)    (2,288,885)

OTHER INCOME (EXPENSE)
Miscellaneous income            31,812             -              -
Interest and other income          502         87,748        155,946
Interest expense              (101,068)       (17,703)       (11,013)
Loss on disposition and impairment
  of assets                (11,481,484)            -              -
Sale of securities             (14,346)       319,471        482,413
Gain (loss) from disposition
  of assets                     12,608       (167,696)            -
                            ----------      ---------      ---------
Total Other Income
  (Expense)                (11,551,976)       221,820        627,346
                            ----------      ---------      ---------
NET LOSS BEFORE MINORITY
  INTERESTS                (13,594,611)    (1,656,836)    (1,661,539)

MINORITY INTERESTS IN (GAIN) LOSS
OF CONSOLIDATED SUBSIDIARIES    18,756         (3,039)         1,056
                            ----------      ---------      ---------
NET LOSS                   (13,575,855)    (1,659,875)    (1,660,483)
                            ==========      =========      =========
NET LOSS PER COMMON SHARE    $   (0.84)     $   (0.06)     $   (0.07)
                            ==========      =========      =========
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING   16,177,004     28,206,128     24,599,843
                            ==========     ==========     ==========




 The accompanying notes are an integral part of these consolidated financial statements.

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across two pages. This is page 1 of 2.)

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance 09/30/95         23,804,671     $ 238,047      $ 17,045,090

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$1.00 to $1.87 per share    311,250         3,112           440,874

Issuance of shares for
directors fees at prices
ranging from $1.21 to
$1.84 per share             245,000         2,450           339,525

Issuance of shares for
cash at prices ranging
from $0.66 to $1.50
per share                 1,538,656        15,387         1,562,879

Issuance of shares in
lieu of outstanding debt
at prices ranging from
$1.25 to $1.87 per share     25,000           250            38,510

Issuance of shares for the
purchase of property at
prices ranging from $1.31
to $1.84 per share          156,500         1,565           246,995

Net loss for the year ended
September 30, 1996               -             -                 -
                         ----------     ---------      ------------
Balance, 09/30/96        26,081,077       260,811        19,673,873
                         ----------     ---------      ------------









 The accompanying notes are an integral part of these consolidated financial statements.

                                F-5a

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across two pages. This is page 2 of 2.)


                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance 09/30/95                        $ (8,994,025)  $ (23,250)

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$1.00 to $1.87 per share                          -           -

Issuance of shares for
directors fees at prices
ranging from $1.21 to
$1.84 per share                                   -           -

Issuance of shares for
cash at prices ranging
from $0.66 to $1.50
per share                                         -           -

Issuance of shares in
lieu of outstanding debt
at prices ranging from
$1.25 to $1.87 per share                          -           -

Issuance of shares for the
purchase of property at
prices ranging from $1.31
to $1.84 per share                                -           -

Net loss for the year ended
September 30, 1996                        (1,660,483)         -
                                        ------------   ---------
Balance, 09/30/96                        (10,654,508)    (23,250)
                                        ------------   ---------






 The accompanying notes are an integral part of these consolidated financial statements.

                                F-5b

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across two pages. This is page 1 of 2.)


                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance 09/30/96         26,081,077     $ 260,811      $ 19,673,873

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$0.25 to $1.25 per share  1,134,819        11,348           696,851

Issuance of shares for
directors fees at prices
ranging from $0.53 to
$1.00 per share             135,000         1,350            99,900

Issuance of shares for
cash at prices ranging from
$0.23 to $0.79 per share  2,810,420        28,104         1,191,455

Issuance of shares for
purchase of mineral
properties at prices
ranging from $0.38 to
$0.50 per share             371,080         3,711           169,829

Issuance of shares in
lieu of outstanding debt
at $0.92 per share           43,400           434            39,566

Stock subscription received       -            -                 -

Net loss for the year ended
September 30, 1997                -            -                 -
                         -----------    ---------      ------------
Balance, 09/30/97         30,575,796    $ 305,758      $ 21,871,474
                         -----------    ---------      ------------








 The accompanying notes are an integral part of these consolidated financial statements.

                                F-6a

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across two pages. This is page 2 of 2.)


                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance 09/30/96                        $(10,654,508)  $ (23,250)

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$0.25 to $1.25 per share                          -           -

Issuance of shares for
directors fees at prices
ranging from $0.53 to
$1.00 per share                                   -           -

Issuance of shares for
cash at prices ranging from
$0.23 to $0.79 per share                          -           -

Issuance of shares for purchase
of mineral properties at prices
ranging from $0.38 to
$0.50 per share                                   -           -

Issuance of shares in
lieu of outstanding debt
at $0.92 per share                                -           -

Stock subscription received                       -       11,750

Net loss for the year ended               (1,659,875)         -
September 30, 1997
                                        ------------   ---------
Balance, 09/30/97                       $(12,314,383)  $ (11.500)
                                        ------------   ---------






 The accompanying notes are an integral part of these consolidated financial statements.

                                F-6b

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 1 of 4.)

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward
September 30, 1997       30,575,796     $ 305,758      $ 21,871,474

Issuance of shares for
mineral properties at
$0.30 per share           5,000,000        50,000         1,450,000

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$0.10 to $0.38              574,133         5,741           124,100

Issuance of shares to
officers and directors
at $0.17 per share          450,000         4,500            72,000

Issuance of shares for cash
at prices ranging from
$0.15 to $0.30 per share    254,219         2,542            41,346

Issuance of shares in lieu of
debt at prices ranging from
$0.15 to $0.19 per share    470,000         4,700            70,245

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$0.15 to $0.25 per share    272,550         2,726            49,544












    The accompany notes are an integral part of these financial statements.

                                F-7a

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 2 of 4.)


                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Issuance of shares for cash
at prices ranging from
$0.13 to $0.19 per share     57,200           572             8,741

Reverse stock split      (33,888,508)    (338,885)          338,885

Issuance of shares due to
round up following reverse
stock split                       27            0                 0

Issuance of shares for
minerals joint venture
interest at $1.94 per
share                        735,000        7,350         1,418,550

Issuance of shares for
cash at prices ranging
from $1.00 to $2.25
per share                    191,000        1,910           221,140
                         -----------    ---------      ------------
Balance forward            4,691,417    $  46,914      $ 25,666,025
                         -----------    ---------      ------------





















    The accompany notes are an integral part of these financial statements.

                                 F-7b


(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 3 of 4.)

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance forward
September 30, 1997                      $(12,314,383)  $ (11,500)

Issuance of shares for
mineral properties at
$0.30 per share                                   -           -

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$0.10 to $0.38                                    -           -

Issuance of shares to
officers and directors
at $0.17 per share                                -           -

Issuance of shares for cash
at prices ranging from
$0.15 to $0.30 per share                          -           -

Issuance of shares in lieu of
debt at prices ranging from
$0.15 to $0.19 per share                          -           -

Issuance of shares to
employees, officers and
consultants for services
at prices ranging from
$0.15 to $0.25 per share                          -           -











    The accompany notes are an integral part of these financial statements.

                                F-7c

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 4 of 4.)



                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Issuance of shares for cash
at prices ranging from
$0.13 to $0.19 per share                          -           -

Reverse stock split                               -           -

Issuance of shares due to
round up following reverse
stock split                                       -           -

Issuance of shares for
minerals joint venture
interest at $1.94 per
share                                             -           -

Issuance of shares for
cash at prices ranging
from $1.00 to $2.25
per share                                         -           -
                                        ------------   ---------
Balance forward                         $(12,314,383)  $ (11,500)
                                        ------------   ---------















    The accompany notes are an integral part of these financial statements.

                                F-7d

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 1 of 4.)

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward          4,691,417      $ 46,914       $ 25,666,025

Issuance for investment
in San Miguel Mining
Company at $2.94 per
share                      382,500         3,825          1,120,725

Issuance of shares for
subscription receivable
at $1.25 per share         900,000         9,000          1,116,000

Issuance of shares to
employees and consultants
for services at prices
ranging from $2.19 to
$2.56 per share             79,600           796            184,630

Issuance of shares for
investment in Summit
Silver Mines Stock
at $2.50 per share          10,000           100             24,900

Issuance of shares for
cash at $2.02 per share     12,500           125             25,125

Issuance of shares for
mineral properties at
$1.75 per share            940,000         9,400          1,635,600














    The accompany notes are an integral part of these financial statements.

                                F-8a

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 2 of 4.)


                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Issuance of shares for
conversion of bridge loan
debt at $0.75 per share    271,051         2,711            200,576

Issuance of shares for
late issuance of form SB2
at $2.00 per share          25,000           250             49,750
Issuance of shares to
employees, officers, and
consultants for services
at prices ranging from
$0.75 to $1.75 per share    91,300           913            590,737
Issuance of shares for cash
at prices ranging from
$1.00 to $1.81 per share   197,500         1,975            316,525
                         ---------      --------       ------------
Balance forward          7,600,868      $ 76,009       $ 30,930,593
                         ---------      --------       ------------























    The accompany notes are an integral part of these financial statements.

                                 F-8b

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 3 of 4.)



                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance forward                         $(12,314,383)  $   (11,500)

Issuance for investment
in San Miguel Mining
Company at $2.94 per
share                                             -             -

Issuance of shares for
subscription receivable
at $1.25 per share                                -     (1,125,000)

Issuance of shares to
employees and consultants
for services at prices
ranging from $2.19 to
$2.56 per share                                   -             -

Issuance of shares for
investment in Summit
Silver Mines Stock
at $2.50 per share                                -             -

Issuance of shares for
cash at $2.02 per share                           -             -

Issuance of shares for
mineral properties at
$1.75 per share                                   -             -













    The accompany notes are an integral part of these financial statements.

                                F-8c

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across four pages. This is page 4 of 4.)



                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Issuance of shares for
conversion of bridge loan
debt at $0.75 per share                           -              -

Issuance of shares for
late issuance of form SB2
at $2.00 per share                                -              -

Issuance of shares to
employees, officers, and
consultants for services
at prices ranging from
$0.75 to $1.75 per share                          -              -

Issuance of shares for cash
at prices ranging from
$1.00 to $1.81 per share                          -              -
                                        ------------   ------------
Balance forward                         $(12,314,383)  $ (1,136,500)
                                        ------------   ------------

















 The accompanying notes are an integral part of these consolidated financial statements

                                F-8d

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across two pages. This is page 1 of 2.)


                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward          7,600,868      $ 76,009       $30,930,593

Issuance of shares for
outstanding debt at
$1.00 per share             50,000           500            49,500

Payments received for
stock subscription
receivable                       0             0                 0

Issuance of shares for
acquisition of mineral
properties at prices
ranging from $1.00
to $1.75 per share         380,000         3,800           398,700

Issuance of shares for
services at $1.00 per
share                       30,000           300            29,700

Net loss for the year
ended September 30,
1998                             0             0                 0
                         ---------      ---------      ------------
Balance,
September 30, 1998       8,060,868      $  80,609      $ 31,408,493
                         =========      =========      ============













 The accompanying notes are an integral part of these consolidated financial statements.

                                F-9a

(In order to transmit these documents to the SEC via EDGAR, Grand
Central Silver Mines, Consolidated Statements of Stockholder's Equity have been formatted to fit across two pages. This is page 2 of 2.)



                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance forward                         $(12,314,383)  $(1,136,500)

Issuance of shares for
outstanding debt at
$1.00 per share                                   -             -

Payments received for
stock subscription
receivable                                        -        625,000

Issuance of shares for
acquisition of mineral
properties at prices
ranging from $1.00
to $1.75 per share                                -             -

Issuance of shares for
services at $1.00 per
share                                             -             -

Net loss for the year
ended September 30,
1998                                     (13,575,855)           -
                                        ------------   -----------
Balance,
September 30, 1998                      $(25,890,238)  $  (511,500)
                                        ============   ===========










 The accompanying notes are an integral part of these consolidated financial statement.

                                F-9b

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 For the Years Ended September 30,
                                1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)             $ (13,575,855) $ (1,659,875)  $ (1,660,483)
  Adjustments to reconcile net
  income (loss) to net cash
  used in operating activities:
Depreciation and amortization         173,291       170,869        136,282
Compensation and other expenses
  paid through issuance of
  common stock                        989,187       708,199        443,986
Issuance of common stock to
  directors for compensation           76,500       101,250        341,975
Loss (gain) on disposition of
  assets                           10,138,347       167,696        (6,799)
Minority interests                         -          3,039        (1,056)
Changes in assets and liabilities
  net of effect of acquisitions:
   Accounts receivable                     -          5,000            -
   Accounts receivable - related
    parties                            26,312         2,530       168,997
   Marketable securities               36,216            -       (150,000)
   Prepaid mining leases               25,091        34,972        13,169
   Other assets                         8,688        (4,288)       (5,300)
   Accounts payable and related
    party payables                  1,623,033        47,551       163,479
   Accrued expenses                    27,375       (21,558)       33,769
                                -------------  ------------  ------------
Net Cash Used by Operating
 Activities                          (451,815)     (444,615)     (521,981)
                                -------------  ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of investments       (1,149,550)           -             -
  Sale of property and equipment        7,000            -             -
  Purchase of property and equipment       -       (155,043)     (250,551)
  Acquisition and exploration of
   mineral properties                      -       (793,418)     (506,262)
                                -------------  ------------   ------------
Net Cash Used by
  Investing Activities          $  (1,142,550) $   (948,461)  $   (756,813)
                                -------------   -----------   ------------



 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                               For the Years Ended September 30,
                              1998           1997           1996
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock
  for cash                    $   620,001    $ 1,219,559    $ 1,578,266
Proceeds on leases payable             -          18,000             -
Payments on leases payable        (30,975)       (29,464)       (14,394)
Payments on notes payable              -          (7,999)      (142,193)
Proceeds on notes payable         450,000             -              -
Cash received on subscription
  receivable                      625,000         11,750             -
Advances from shareholder              -          84,315          5,961
Payments to shareholder           (82,815)        (6,561)       (32,800)
                              -----------    -----------     ----------
Net Cash Provided by Financing
  Activities                    1,581,211      1,289,600      1,394,840
                              -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH   (13,154)      (103,476)       116,046

CASH, BEGINNING OF YEAR            30,080        133,556         17,510
                              -----------    -----------    -----------
CASH, END OF YEAR             $    16,926    $    30,080    $   133,556
                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Income taxes                $       400    $       600    $       600
  Interest                    $   101,068    $    17,703    $    11,013

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the year ended September 30, 1998, the Company issued
7,055,000 shares of common stock valued at $6,293,308 for the acquisition of mineral properties, issued 392,500 shares of common stock valued at $1,149,550 for investments, and also issued 520,000 shares of common stock valued at $124,945 in lieu of cash payments for outstanding debt.

During the year ended September 30, 1997, the Company issued 371,080 shares of common stock valued at $173,540 for the acquisition of mineral properties and also issued 43,400 shares of common stock valued at 440,000 in lieu of a cash payment on a note owed for the acquisition of mineral properties.

During the year ended September 30, 1996, the Company issued 25,000 shares of common stock valued at $38,760 in lieu of cash payments for outstanding debt and also issued 156,500 shares of common stock for the acquisition of mineral properties and field equipment valued at $248,560.

During the year ended September 30, 1996, the Company acquired mineral properties valued at $161,196 and property and equipment valued at $78,734 through the issuance of promissory notes and lease agreements (See Notes 6 and 7).

 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 1   ORGANIZATION AND DESCRIPTION OF BUSINESS

Centurion Mines Corporation was incorporated on June 21, 1984 under the laws of the State of Utah. As of January 30, 1998, the Company changed its name to Grand Central Silver Mines, Inc. Grand Central and its subsidiaries (collectively the "Company") operate as a mineral resource company actively engaged in the acquisition and exploration of mineral properties containing gold, silver, copper and other metals. The Company conducts its business as a "junior" natural resource company, meaning that it intends to receive income from property sales or joint ventures with larger companies.

A majority of the $5,875,046 of mineral properties included in the accompanying consolidated balance sheet as of September 30, 1998 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependant upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements. See Note 3.

The Company has incurred operating losses from inception to date and as of September 30, 1998 has an accumulated deficit of $25,890,238. During the year ended September 30, 1998, the Company lost $13,575,855. The Company's cash was provided from the sale of its common stock. At September 30, 1998 the Company had a negative working capital of $1,837,248. The Company is seeking additional capital and management believes the properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company has not realized any significant revenues from its planned operation in recent years.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Grand Central and its subsidiaries, Centurion Exploration Incorporated ("CEI") and Dotson Exploration Company ("DEC"), wholly-owned subsidiaries; Mammoth Mining Company ("MMC"), an 81.8 percent-owned subsidiary until July 20, 1998; The Gold Chain Mining Company ("GCMN"), a 61.1 percent-owned subsidiary until July 20, 1998; and Tintic Coalition Mines Corporation ("TCM"), an 80 percent-owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Grand Central completely disposed of its interest in MMC and GCMN in July 1998. For related information, see Notes 3,4, and 10.

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

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

          Description                   Useful Lives
          Furniture and equipment       5 years
          Field equipment               5 years
          Leasehold improvements        Life of lease
          Vehicles                      5 years

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

Depreciation expense for the years ended September 30, 1998, 1997 and 1996 was $173,291, $170,869 and $136,282, respectively.

Capitalized Interest

Interest costs that relate to the acquisition and development of mining properties that are not in production are capitalized.
Interest costs related to operations are expensed as incurred.
During the years ended September 30, 1998, 1997 and 1996, the Company capitalized no interest cost to mineral properties and expensed
$94,450, $17,703 and $11,013, respectively.

Net Loss Per Common Share

Net loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock options and other common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding for the years ended September 30, 1998, 1997 and 1996 since they were antidilutive. No material dilution resulted from common stock equivalents outstanding for the year ended September 30, 1998.

Stock Split

On January 30, 1998, the Company effected a 1 for 10 reverse stock split of the Company's common shares.

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

NOTE 3   MINERAL PROPERTIES

The following summarizes the Company's investments in significant mineral properties as of September 30, 1998 and 1997 and briefly describes the properties and activity related to each property.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

                              1998           1997
Utah Properties
  Beaver County (new)         $ 1,675,225    $         0
  OK Copper Mine area                   0      1,556,771
  Tintic Districts (Note 4)             0      6,900,515
  Kings Canyon                          0        411,488
  Gold Belt                             0        254,002
Colorado Properties             1,018,750              0
Arizona Properties                631,250              0
Idaho Properties
  Sunset Mine                     575,000              0
  CDA Syndicate & Mullan        1,500,000              0
  Other                           474,821        525,971
                              -----------    -----------
                              $ 5,875,046    $ 9,648,747
                              ===========    ===========

Utah Properties

During the year ended September 30, 1998, the Company issued common stock shares to acquire a group of patented mining claims under common control in Beaver County, Utah while expending no funds on the exploration of these properties.

In the second and third quarters of its fiscal year, the Company recorded losses on impairment of assets by the writedown of $7,000,000 of almost all mineral properties, acquired in prior years, considered by management to have less value than their recorded cost.

In the last four months of its fiscal year, the Company negotiated the sale of its OK Copper Mine area property to Nevada Star Resource Corporation in exchange for Nevada Star common stock. Also in the last few months of its fiscal year, the Company negotiated a settlement with a former officer wherein this individual transferred to the Company cash and stock in Grand Central in exchange for all of the Company's stock in two subsidiaries, which together owned $1,414,138 of mineral properties, primarily in the Tintic Districts. See Note 4 and Note 10.

The Company's negotiations also resulted in the retention of both a 12% net profits interest in the property transferred to Nevada Star and a 2% net smelter royalty interest on properties transferred to its former employee.

Colorado Properties

In July 1998, the Company issued common stock to acquire mineral rights on patented mining claims under common control in Teller
County, near the town of Cripple Creek, while expending no funds on the exploration of these properties.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 3 - MINERAL PROPERTIES (Continued)

Arizona Properties

In connection with the acquisition of properties in Beaver County, Utah and Teller County, Colorado, the Company issued common stock to acquire mineral rights on four patented mining claims under common control in Mohave County, Arizona. The Company has expended no funds on the exploration of these properties.

Idaho Properties

In December 1997, the Company issued 5,000,000 shares of common stock to acquire patented mining claims near the town of Wallace and Mullan, Idaho.

In July 1998, the Company issued 350,000 shares of common stock to acquire mineral rights on six patented mining claims commonly known as the "Sunset Mine" in Shoshone County. To date, the Company has expended no funds on the exploration of its Idaho properties.

Mexican Joint Venture

During the three months ended March 31, 1998, the Company issued 735,000 shares of common stock valued at $1,425,900 and a promissory note for $350,000 to acquire an interest in a Mexican minerals joint venture. Subsequent to year-end, management determined that it was in the Company's best interest to withdraw from this venture. Accordingly, the Company recorded a loss on its joint venture of $1,775,900 in the fourth quarter.

NOTE 4   INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES

Grand Central's wholly-owned subsidiaries include Dotson Exploration Company and Centurion Exploration Incorporated, both of which are dormant at September 30, 1998. Grand Central also owns 80% of the stock of Tintic Coalition Mines Corporation, whose principal holdings are mineral properties (whose values were written down to $0) in the Tintic Mining District of Utah.

Until July 20, 1998, the Company also owned 81.8% of Mammoth Mining Company, which has land and lease ownership in the Tintic Mining district. At that date, the Company's interest in Mammoth Mining Company (including Mammoth's 61.1% ownership of a separate subsidiary company, the Gold Chain Mining Company) were sold at a loss of $1,361,566 to a former officer/director. See Note 3 and Note 10.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 5   MARKETABLE SECURITIES

The Company currently owns 1,264,267 shares of Royal Silver Mines, Inc. (Royal) common stock, a related company, which is approximately 7% of the total outstanding shares at September 30, 1998. 173,000 shares of the total amount owned were purchased during fiscal year end 1998 at a cost of $40,676. The Company carries these marketable securities at the lower of cost or market value of $113,784 and $150,000 at September 30, 1998 and 1997 respectively.

The Company currently owns 2,000,000 shares of Nevada Star Resource Corporation common stock, which was acquired in June, 1998. The acquisition cost of $150,000 approximates its market value ($0.075
US) at September, 1998.

The Company currently owns 493,614 shares of Summit Silver, Inc.
common stock, which was acquired throughout 1998. The acquisition cost of $56,143 exceeds its market value at September 30, 1998.

NOTE 6   INVESTMENTS

In March 1998 the Company acquired 485,500 common stock shares of a privately held British Virgin Islands Corporation, San Miguel Mining Corporation. The investment was acquired in exchange for 382,500 shares of the Company's stock, then valued at $1,124,550.

NOTE 7   INCOME TAXES

As of September 30, 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $24,750,000. For federal income tax purposes, only a portion of the tax net operating loss can be utilized in any given year if the company which generated the loss has had a more than 50 percent change in ownership or if such a change occurs in the future as defined in the Internal Revenue Code.

The following summarizes the periods for which the net operating loss carryforwards will expire for the next ten years:

          Expiration Date
               1999           $   178,000
               2000               101,000
               2001               230,000
               2002               346,000
               2003               457,000
               2004               727,000
               2005               534,000
               2006
               2007               141,000
               2008             1,027,000

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 8   NOTES PAYABLE

Notes payable consisted of the following at September 30 1998 and 1997:

                                      September 30,
                                  1998               1997

Note payable to Royal Silver
Mines, Inc., a related party,
bearing interest at 8%,
uncollateralized, one year
maturity, due February 1999        $ 350,000      $     -

  Total Notes Payable
   Related Party                     350,000      $     -

  Less: Current Portion             (350,000)     $     -
                                   ---------      --------
  Long Term Debt Related Party     $      -       $     -
                                   =========      ========
Note payable to R.J. Hafen,
non-interest bearing,
collateralized by mining
claims, past due                   $  71,004      $ 71,004

Note payable to Kokopelli
Developments, L.L.C.
collateralized by timber
and mining claims in
Shoshone County, Idaho, 10%
interest, past due                 $ 100,000      $     -
                                   ---------      --------
  Total Notes Payable                171,004        71,004
  Less:  Current Portion             171,004            -
                                   ---------      --------
  Long-Term Debt                   $      -       $ 71,004
                                   =========      ========

NOTE 9   LEASES PAYABLE

The Company leases certain equipment and vehicles. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. The capitalized cost of $67,051 less accumulated depreciation of $36,726 is included in property and equipment in the accompanying consolidated financial statements. Depreciation expense for these assets for the years ended September 30, 1998, 1997 and 1996 was $13,410, $16,928 and $12,415,
respectively.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997


NOTE 9 - LEASES PAYABLE (Continued)

Leases payable consisted of the following at September 30, 1998 and 1997:

                                             September 30,
                                        1998           1997
Lease payable to a leasing company,
secured by property, interest at
11.5%, payable in monthly installments
of $462, final payment due July 2001.   $  15,107      $  17,430

Lease payable to a leasing company,
secured by automobile, interest at
11.5%, payable in monthly installments
of $379, final payment due April 1998.         -           3,357

Lease payable to a leasing company,
secured by automobile, interest at
11.0%, payable in monthly installments
of $470, final payment due June 1998.          -           5,024

Lease payable to a leasing company,
secured by automobiles, interest at
11.5%, payable in monthly installments
of $835, final payment due August 1999.     6,794         17,165

Lease payable to a leasing company,
secured by automobile, interest at
11.0%, payable in monthly installments
of $1,485, final payment due March 1998.       -           9,900
                                        ---------      ---------
     Total Leases Payable                  21,901         52,876

     Less:  Current Portion               (12,759)       (30,835)
                                        ---------      ---------
     Long-Term Leases Payable           $   9,142      $  22,041
                                        =========      =========


The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997


NOTE - LEASES PAYABLE (Continued)

     Year Ending
     September 30,                                Amount

     1999                                         $ 13,389
     2000                                            5,544
     2001                                            5,103
     2002 and thereafter                                -
                                                  --------
     Total future minimum lease payments          $ 24,036

     Less, amount representing interest             (3,574)
                                                  --------
     Present value of future minimum
       lease payments                             $ 20,462
                                                  ========


NOTE 10   RELATED PARTY TRANSACTIONS

The Company paid compensation to officers, directors and others by issuing, on certain occasions, restricted shares of its common stock. The value of the restricted shares issued as compensation has been recorded at 67 percent of the quoted market value of the trading common stock on the date the shares were issued.

Officers and directors of the Company were issued common stock for compensation as follows:

                              Year Ended September 30,
                              1998      1997      1996
Compensation

Value of common shares issued $ 76,500  $ 259,279 $ 341,975
                              --------  --------- ---------
Number of shares               450,000    388,300   245,000
                              --------  --------- ---------

The Company has made non-interest bearing advances to shareholders and companies whose shareholders and officers are also shareholders and officers of the Company. As of September 30, 1998, and 1997, $0 and $26,312, respectively, was due to the Company as a result of these advances.

The Company also had received advances from an officer, director, and principal shareholder of the Company in order to pay minimal operating expenses. As of September 30, 1998 and 1997 $1,500 and
$84,315, respectively, was due from the Company as a result of these advances. AS of September 30, 1998 and 1997, $0 and $476, respectively, was due to other related parties as a result of operating expense advances.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

During September 1996, the Company signed a promissory note at 8% interest to a related company for $35,530. The note was paid off during the year ended September 30, 1997.

During the year ended September 30, 1998, the Company issued 431,419 shares of its common stock to related parties for $75,645 in cash
(average price of $0.18 per share).

During the year ended September 30, 1997, the Company issued
2,426,184 shares of its common stock to related parties for $1,002,259 in cash (average price of $0.41 per share).

During the year ended September 30, 1996, the Company issued
1,171,959 shares of its common stock to related parties for $1,099,996 in cash (average price of $0.94 per share).

During 1997 and 1998, the Company leased certain buildings and offices located at the Main Tintic Project Mine from a related company owned and operated by a former officer/director and principal shareholder of the Company for $6,000 per month. The transaction was not negotiated at arms-length. Total lease payments during the years ended September 30, 1998 and 1997 were $24,000 and $72,000, respectively.  In 1998, this lease was cancelled.

During 1998, the Company in an arms-length transaction traded used field equipment in exchange for the lease of commercial space from the aforementioned party at the Tintic Mine site. This prepaid rent expires in November, 1999.

During the year ended September 30, 1998, the Company purchased mineral properties in Idaho valued at $1,500,000 from Royal Silver Mines, Inc. in exchange for 5,000,000 shares of its common stock at $0.30 per share. The Company also issued 735,000 shares of its common stock for $1,425,900 ($1.94 per share) plus a note payable for $350,000 to Royal Silver Mines, Inc. in exchange for a minerals joint venture interest in Mexico.

In recent years, the Company has leased certain equipment and vehicles from a sole proprietorship operated by a former officer/director. Upon reviewing these transactions and others involving this individual, the Company filed in 1998 a civil lawsuit against this person. In July, 1998, this matter was settled out of court when the former officer paid the Company $50,000 in cash and transferred Grand Central stock back to the Company. In turn, the Company transferred all of its stock holdings in Mammoth Mining Company and The Gold Chain Mining Company to this individual, who then assumed responsibility for any prospective environmental problems associated with these companies' mineral properties and also granted the Company a royalty interest in these same properties. See Notes 3 and 4.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 11   COMMITMENTS AND CONTINGENCIES

In 1998, the Company issued common stock to purchase numerous mineral properties under common control in Utah, Colorado and Arizona. The purchase agreement provided that, in the event of a sustained, short-term decrease in the value of the stock conveyed, the Company would be obligated to tender additional common stock to the seller. At September 30, 1998, the Company recorded a liability of $1,680,225 in accounts payable for this obligation, which was settled in October, 1998 by the issuance of 2,240,300 shares of its common stock to the seller.

In 1998, the Company, its former president and others were named in a lawsuit filed in Nevada by Midas Joint Venture, which sought damages for mining claim irregularities. The matter was settled out of court in September 1998 and, as a result of the settlement, the Company assigned to Midas's owners certain royalties on selected properties in Utah (Millar, Juab and Utah counties) and in Teller County, Colorado.

The Company is a defendant in a lawsuit alleging that the Company failed to pay fees incurred by the plaintiff in connection with a private placement. The suit asks for invoiced charges of $78,153 plus attorneys' fees. Although the Company believes that this suit is largely without merit and intends to vigorously defend its position, the Company has accrued the amount of the invoiced charges.

NOTE 12   COMMON STOCK AND OPTIONS

Stock Option and Stock Award Plan

On April 19, 1991, Centurion's shareholders approved the 1991 Stock Option and Stock Award Plan (the Plan). The purpose of the Plan is to enable Centurion to attract and retain experienced and able directors, officers and employees. The Plan will provide incentives to directors, officers and employees to extend their best efforts for the Company and its shareholders. Under the provisions of the Plan, the Board of Directors may grant incentive stock options or stock awards only to eligible directors, officers or employees. As of September 30, 1998, the shareholders have approved 5,000,000 shares of stock to be issued and administered under the Plan and the Company has filed a Form S-8 registration statement and amendments covering the 5,000,000 shares. As of September 30, 1998, 817,734 shares of common stock have been awarded under the Plan.

Stock Options and Warrants

As of September 30, 1998, options to purchase 69,000 shares of common stock remained exercisable. The options are exercisable through September 30, 2000, or six months after the option holder ceases to be a director, officer or consultant to the Company. Stock option activity for the years ended September 30, 1996, 1997, and 1998 consisted of the following:

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 12 - COMMON STOCK AND OPTIONS (Continued)

Stock Options and Warrants (Continued)

                                        Number         Price
                                        of Shares      per Share

Outstanding at September 30, 1995        30,500          15.00
Granted during the year                  29,500          15.00
Exercised during the year               (15,000)         15.00
                                        -------        -------
Outstanding at September 30, 1996        45,000          15.00
Granted during the year                  24,000          15.00
Exercised during the year                    -             -
                                        -------        -------

Outstanding at September 30, 1997        69,000        $ 15.00
Granted during the year                      -             -
Exercised during the year                    -             -
                                        -------        -------
Outstanding at September 30, 1998        69,000        $  15.00
                                        =======        ========

Private Placements

The Company's Board of Directors has, from time to time, authorized private placements of restricted shares of its common stock. During fiscal year 1996, the Company sold 1,538,656 pre-split shares of common stock to individual investors for $1,215,475 at prices ranging from $0.66 to $1.50 per share (average price of $0.79 per share). During fiscal year 1997, the Company sold 2,810,420 share of pre-split common stock to individual investors for $1,219,559 at prices ranging from $0.23 to $0.79 per share (average price of $0.43 per share. During fiscal year 1998, the Company sold 712,419 shares of common stock to individual investors for $620,001 at prices ranging from $0.13 to $2.25 per share (average price of $0.87 per share).

Common Stock Issuances

During the years ended September 30, 1998, 1997, and 1996, the Company has issued restricted shares of common stock to employees, officers and consultants for services provided. The shares issued have been valued based on other issuances of restricted shares for cash during the periods.

NOTE 13   SUBSCRIPTIONS RECEIVABLE

On March 30, 1998, the Company issued 900,000 shares of common stock to Pines Resort International ("PRI") in exchange for a short-term, non-interest bearing receivable of $1,125,000. PRI subsequently made payments of $625,000 against this receivable, leaving a balance of $500,000 in stock subscriptions receivable from PRI at September 30, 1998.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1998 AND 1997

NOTE 14   GOING CONCERN

As shown in the financial statement, the Company incurred a net loss of $13,575,855 for the year ending September 30, 1998 and an accumulated deficit of $25,890,238 since inception. At September 30, 1998, there has been a significant change in the Company's liquidity. Cash to accumulated deficits has decreased from a ratio of 0.24% as of September 30, 1997 to 0.07% as of September 30, 1998.

These factors indicate that the Company may be unable to continue in existence. The financial statements do not include any adjustments related to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue existence. The Company's management has strong beliefs that significant and imminent private placements will generate sufficient cash for the Company to operate for the next few years.

NOTE 15   STOCK SPLIT

On February 4, 1998, the Company declared a 1-for-10 reverse stock split. Before the split, the Company had 37,653,898 outstanding shares of common stock. After effecting the stock split and adjusting for rounding, the Company had 3,765,390 shares of common stock outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


CHANGE OF REGISTRANTS CERTIFYING ACCOUNTANTS.

     (a) At its board meeting on December 22, 1998, the Board of Directors of the Registrant engaged Williams & Webster, P.S.,
Certified Public Accountants, as its independent auditor for 1998.

     (b) The accounting firm of Jones, Jensen & Company was dismissed. There were no disagreements with Jones, Jensen & Company on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure or any reportable events other than as disclosed in paragraphs (e) and (f) below.

     (c) The former principal accountant's report on the Company's financial statements during the last two years contained no adverse opinions or disclaimer of opinions and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     (d) During the last two fiscal years and during the subsequent interim periods, there were no disagreements with the former principal accountant on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures other than as disclosed in paragraphs (e) and (f) below.

     (e) Jones, Jensen & Company has provided a letter addressed to the Securities and Exchange Commission dated December 30, 1998, stating its acknowledgment of their dismissal and: (1) that they disagree with management of the Company as it relates to the proposed accounting treatment of the capitalized mineral property costs; and,
(2) further, that they do not consent to the use of their audit report dated November 26, 1997 as of and for the year ended September 30, 1998 10-K filing.

     (f) The Company responded thereto with Exhibit 16.2, an exhibit to the Form 8-K filed with the Securities and Exchange
Commission on December 31, 1998, explaining the capitalization of the mineral costs among other things.

     (g) Jones, Jensen & Company provided a second letter to the Securities and Exchange Commission, similar to the one set forth in paragraph (e), however, the second letter deletes reference to the disagreement with the proposed accounting treatment of the capitalized mineral costs, but references disagreements with representations of the Company without explanation thereof.

     (h) Jones, Jensen & Company objects to the use of their audit report in the Company's September 30, 1998 10-K for the period ending September 30, 1997. The Company believes it has an unqualified right to use said audit report in the September 30, 1998 10-K and intends to do so.

                              PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

     The following table sets forth the name, age and position of each Officer and Director of the Company:

Name                Age  Position

Howard M. Crosby    45   Chairman of the Board of Directors

John Ryan           36   President and member of the Board of
                         Directors

Orson Mabey, III    35   Vice President and a member of the Board of
                         Directors

J.D.H. Morgan       59   Member of the Board of Directors

Mike Mason          53   Member of the Board of Directors

James Young         52   Member of the Board of Directors

     No family relationships exist among any directors or officers of the Company.

     The authorized number of directors of the Company is presently fixed at ten. Each director serves for a term of one year that expires at the following annual shareholders' meeting. Each officer serves at the pleasure of the Board of Directors and until a successor has been qualified and appointed. There are no family relationships, or other arrangements or understandings between or among any of the directors, executive officers or other person pursuant to which such person was selected to serve as a director or officer.

     Set forth below is certain biographical information regarding each director and executive officer of the Company:

Howard Crosby - Chairman of the Board of Directors (Resigned)

     Since February 5, 1998, Mr. Crosby has been the Chairman of the Board of Directors. Since February 1994, Mr. Crosby has been the President and a member of the Board of Directors of Royal Silver Mines, Inc., since February 1994. Since 1989, Mr. Crosby has been president of Crosby Enterprises, Inc., a family-owned business advisory and public relations firm. From September 1992 to May 1993, Mr. Crosby was employed by Digitran Systems, Inc., of Logan, Utah, in the marketing department. In May of 1993, Mr. Crosby entered into a business consulting relationship with Centurion and has served as president and a director of two of the Company's subsidiaries, Mammoth Mining Company and The Gold Chain Mining Company. Mr. Crosby received a B.A. degree from the University of Idaho in 1974. Mr. Crosby resigned as Chairman of the Board of Directors in November 1998,

John Ryan - President, Treasurer and a member of the Board of Directors

     Since February 5, 1998, Mr. Ryan has been the President, Treasurer and a member of the Board of Directors of the Company. Since June 1996, Mr. Ryan has been President and a Director of Metalline Mining Company. Since April 1997, Mr. Ryan has been a member of the Board of Directors of Royal Silver Mines, Inc., and its Vice President of Corporate Development since September 1996. Mr. Ryan is a professional mining engineer. Mr. Ryan has served as a consultant in mining engineering services, and will continue in these activities during his tenure, if elected. In addition to his professional degree in Mining Engineering, which he received from the University of Idaho, Mr. Ryan also holds a juris doctorate (J.D.) law degree from the Boston College of Law. Since November 1998, Mr. Ryan has also served as Chairman of the Board of Directors of the Company.

Orson Mabey, III - Vice President and a member of the Board of
Directors (Resigned)

     Since June 1993, Mr. Mabey has been Vice President and a member of the Board of Directors of the Company. Mr. Mabey is a Senior Trading Analyst developing commercial trading applications for Tosco Corporation, the largest independent petroleum refiner on the eastern coast of the United States. From 1987 to 1993, Mr. Mabey was employed by Amerada Hess Corporation as Senior Trading Analyst. Mr. Mabey has a Masters degree in international management from the American Graduate School of International Management in Glendale, Arizona, and a B.A. degree in Finance from the University of Utah, Salt Lake City, Utah. Mr. Mabey resigned as an Officer and Director of the Company in December 1998.

J.D.H. (David) Morgan - Member of the Board of Directors

     Since April 1991, Mr. Morgan has been a member of the Board of Directors of the Company. Mr. Morgan has been principally employed by Lehman Brothers during the last five years. Mr. Morgan has worked in the metals industry for over 25 years. He holds an engineering degree from Cambridge University and a Masters degree in mineral processing from the Royal School of Mines, London University. He is a Chartered Engineer and a member of the Institution of Mining and Metallurgy. For the past ten years, Mr. Morgan has been a securities analyst specializing in mining equities covering North America and most of the world's other main mining markets. He is a member of the International Stock Exchange, London, and the Institute of Investment Management and Research. From 1985 to 1994, he was a Director of Equity Research with Lehman Brothers International. Currently, he is an independent mining share specialist based in London.

Michael T. Mason - Member of the Board of Directors

     Since January 30, 1998, Mr. Mason has been a member of the Board of Directors of the Company. Mr. Mason has been Managing Partner of Minerals Services, LLC. since 1997, providing technical, commercial, risk management, marketing and financial support to the international minerals industry. From 1995 to 1997, Mr. Mason was Managing Director, Senior Trader for AIOC Corporation, an international commodities trading firm. He has held senior management positions in metals commodities trading for over 17 years. Mr. Mason acquired extensive knowledge of international minerals production and marketing while employed by Asarco, Inc., where he rose through the ranks from Junior Engineer to Senior Ore Buyer. He has a Master's degree in business administration, specializing in finance, from the University of California at Los Angeles and he holds a Bachelor of Science degree is in metallurgical engineering from the University of Arizona.

James Young - Member of the Board of Directors

     Mr. Young is the Executive President of CCF Capital Group, an investment and merchant banking firm based in New York City, New York. CCF Capital specializes in assisting small to mid-cap companies in raising capital as well as advising them on development of their business plan. Previous to joining CCF Capital. Mr. Young worked as an advisor to China State Construction Engineering Corporation on construction projects in the Middle East and Africa. He has a Bachelor of Science in Electrical Engineering from the University of the Philippines and has completed graduate level administration and business courses at both Yale University and Columbia.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities and Exchange Act of 1934 requires officers, directors, and persons who own more than ten percent of a registered class of a company's equity securities to file initial reports of beneficial ownership and to report changes in ownership of a those securities with the Securities and Exchange Commission and the National Association of Securities Dealers. They are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of Forms 3, 4, and 5 furnished to the Company or written representations that no other transactions were required, the Company has determined that the pertinent officers, directors, and principal shareholders have complied with all applicable Section 16(a) requirements during fiscal 1998.

Indemnification

     At the April 19, 1991, annual shareholders meeting, the shareholders approved an amendment to the Company's Articles of Incorporation, limiting the personal liability of directors to the Company and its shareholders, to the extent allowed by Utah law. In effect, the shareholders approved the adoption of statutory provisions which permit a Utah corporation to eliminate the personal liability of directors for monetary damages for breach of fiduciary duty.

     The Company has been advised that in the opinion of the Securities and Exchange Commission indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is, therefore, unenforceable.

ITEM 11.       EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

Compensation of Directors.

     There are no contractual arrangements with any member of the Board of Directors. Directors receive for their services a retainer fee payable in shares of the Company's Common Stock, currently at the rate of 5,000 shares, on a pre-split basis, earned per quarter of completed service. During fiscal 1998, 80,000 shares were earned, of which 60,000 were issued during fiscal 1998, and 20,000 were issued during the first quarter of fiscal 1999.

Compensation of Executive Officers.

     The following table sets forth the compensation paid by the Company during each of the last three fiscal years to its Chief Executive Officer, and to the other four most highly compensated officers and executive officers, but only if the total annual salary and bonus of any such executive officer exceeded $100,000 for Fiscal 1998 (the "Named Executive Officers"). This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

                                             Long-Term
                                             Compensation
                                             ------------
                    Annual Compensation                     Securities
Name and            ------------------- Other Annual        Underlying
Principal Position  Year     Salary     Compensation[1]
Options/SARS[2]
John Ryan           1998      $52,800   $   -0-                -0-
Spenst Hanson       1997      $72,000   $44,531             42,000
                    1996      $36,000   $92,812                -0-

[1] Represents the dollar value of all awards of stock received under the Company's 1991 Stock Option and Award Plan, as amended, as part of non-cash compensation that Mr. Hansen earned during each of fiscal 1997, 1996, and 1995 in lieu of fees of 5,000 shares per quarter for service in each of three positions, as director, as president and as CEO of the Company, for a total quarterly award of 1,500 shares. The aggregate number of shares that have been authorized and reserved under this award to Mr. Hansen, but which had not vested, and thus had not been issued, as of September 30, 1997, was 13,500 shares, and their fair market value at the end of fiscal year 1997 was $46,440, based on the closing price of $0.344 on September 30, 1997. Of the 13,500 shares that remained unissued at the end of fiscal year 1997, 1,500 shares vested on, and were issued subsequent to, October 1, 1997. The remaining 12,000 shares will vest quarterly in blocks of 1,500 shares each on the following dates (all of which are less than three years from January 30, 1997, the grant date): January 1, April 1, July 1, and October 1 of 1998; and January 1, April 1, July 1, and October 1 of 1999. Vesting is immediate upon a change of control. No dividends are paid on any of the awards of stock reported.

[2] This amount is a combination of options including: (i) 12,000 vested, but unexercised options that were renewed and extended on March 31, 1997; (ii) 3,000 options that vested on July 1, 1997;
     (iii) 3,000 options that vested on October 1, 1997; and 24,000 options that will vest January 1, April 1, July 1, and October 1 of 1998; and January 1, April 1, July 1, and October 1 of 1999. These options vest at a quarterly rate of 3,000 options, consisting of three awards of 1,000 options each for service as director, president, and CEO, respectively, of the Company. Vesting is immediate upon a change of control. The options are exercisable through September 30, 2000, at a price of $1.50 per share, the closing price on the grant date.

     Other than the Company's incentive Stock Option Plan, there are no retirement, pension, or profit sharing plans for the benefit of the Company's officers and directors.

Aggregated Option/SAR Exercises and Fiscal 1998 Year-End Option/SAR
Value Table.

     The following table sets forth certain information with respect to each exercise of stock options and SARs during fiscal 1998 by each of the Named Executive Officers, and the fiscal 1998 year-end value of unexercised options and SARs. The dollar values are calculated by determining the difference between the exercise or base price of the options and the fair market value of the underlying stock at the time of exercise and at fiscal year-end if unexercised, respectively. The unexercised options, some of which may be exercisable, have not been exercised and it is possible they might never be exercised. Actual gains realized, if any, on stock option exercises and common stock holdings are dependent on the future performance and value of the Common Stock and overall stock market conditions. There can be no assurance that the projected gains and values shown in this Table will be realized.

           AGGREGATED OPTION/SAR EXERCISES IN FISCAL 1998
            AND OPTION/SAR VALUES AT SEPTEMBER 30, 1998

                                Number of Securities     Value of Unexercised
                                Underlying Unexercised   In-the-Money at FY-End
                                Options/SARs Options/SARs (#) at FY-END
($)
        Shares         Dollar
        Acquired       Value    Exercisable/             Exercisable/
Name    on Exercise(#) Realized Unexercisable            Unexercisable
______________________________________________________________________________
Spenst
  Hansen 0              N/A      15,000/27,000 [1][3]     N/A [2]

[1] The 15,000 exercisable options consist of 12,000 vested options renewed on March 31, 1997, and 3,000 options that vested on July 1, 1997. The 27,000 unexercisable options had not vested prior to the end of fiscal 1997, but 3,000 of those options vested on October 1, 1997.

[2] None of the options that were unexercised at fiscal year-end had any in-the-money value at that date.

[3]  The Options above expired.

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

Compensation Committee Interlocks and Insider Participation.

     There are no compensation committee interlocks. The Compensation Committee consists of Messrs. Mason and Morgan. With respect to insider participation, John Ryan and Orson Mabey, III, participated in deliberations of the Company's Board of Directors during fiscal 1998 concerning executive officer compensation


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth, as of the effective date of this offering, the outstanding Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and shareholdings of each Officer and Director and all Officers and Directors as a group.

     As of December 1, 1998, there are 10,888,508 shares of Common Stock issued and outstanding. Of the foregoing 10,888,507 shares outstanding, 6,200,951 are "Restricted Securities" as that term is defined under Rule 144 of the Securities Act of 1933, as amended, and, as such, may not be sold in the absence of registration under the Securities Act of 1933, as amended, or the availability of an exemption therefrom.

     The following table sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock, each director individually and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

Name and address            Number of                        Percent
of owner                    Shares[1]      Position          of Class
---------------------------------------------------------------------
Howard M.  Crosby            265,640       Chairman of the     2.44%
105 N.  First, Suite 232                   Board (Resigned)
Sandpoint, ID 83864

John Ryan                     96,395       President and       0.89%
1010 Ironwood Drive                        Member of the Board
Coeur d'Alene, ID 83814


Orson Mabey, III              29,333       Vice President and  0.27%
264 Ninth Street                           a member of the Board
Suite 3H                                   (Resigned)
Jersey City, NJ 07302

J.D.H. Morgan                 13,000       Member of the Board 0.12%
1 Tamplin Grove
London, U. K. W84 J6

Mike Mason                         0       Member of the Board 0.00%
142 Stratford Avenue
Garden City, NY 11530

James Young                        0       Member of the Board 0.00%
950 Third Avenue
New York, NY 10022

All Officers and
Directors as a
Group (6 Persons)            404,368                           3.72%

Pines International          900,000 [2]                       8.27%
 Resorts, Inc.
505 Park Avenue
14th Floor
New York, New York 10022

Royal Silver Mines, Inc.   1,235,000 [3]                       11.34%
10220 North Nevada
Suite 270
Spokane, Washington 99218

San Miquel Mining Corp.      382,000 [4]                        3.51%
505 Park Avenue
14th Floor
New York, New York 10022

William Campbell           3,180,300 [5]                       29.21%
Brush Prairie Minerals
905 North Pines Road
Suite A
Spokane, Washington   99206

[1] In determining beneficial ownership, for purposes of this table only, the amount reported for each individual or group listed above does not include shares that such person or group has the right to acquire within 60 days of September 30, 1998, such as, but not limited to, all awards of shares that will vest within such 60-day period, and all shares purchasable through the exercise of options, warrants or rights within such 60-day period.


[2] Pines International Resorts, Inc. is a Delaware corporation. Its sole shareholder, officer and director is Waylon E. McMullen.

[3] Royal Silver Mines, Inc. is a Utah corporation ("Royal") whose securities are traded on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "RSMI." Messrs. Ryan and Crosby are officers and directors of Royal. Mr. Ryan owns 397,000 shares of Royal and Mr. Crosby owns 606,000 shares of Royal. Royal had a total of 15,284,565 shares outstanding as of September 30, 1998. See "Management."

[4] San Miguel Mining Corp. is a British Virgin Island corporation. Its shareholders are as follows: 1) China State Construction & Engineering Good and Materials Company (B.V.I.), Inc. and its President and sole shareholder is Wang Li; 2) Universal Resource International (B.V.I.), Inc. and its President and sole shareholder is James Young; and, 3) Northbridge Holding, Inc. and its President and sole shareholder is Sharon Chelednik.

[5] Shares are held in the names of LSI Communications, Gold Placers, Inc., Western Continental, Inc., Brush Prairie Minerals, Inc., Pacwest Group, Inc., Ferber Copper Co., Inc., Conjecture Silver Mines and Leadville Mining & Milling, Inc., in which Mr. Campbell is an affiliate.

     All shares are owned beneficially and of record, unless otherwise noted. The aforementioned reflects the 1-for-10 reverse stock split which occurred on January 30, 1998.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain of the directors and/or officers of the Company also serve as directors and/or officers of other companies involved in natural resource exploration and development and, consequently, there exists the possibility for such directors and officers to be in a position of conflict. Any decision made by such directors and officers involving the Company, as the case may be, will be made in accordance with their duties and obligation to deal fairly and in good faith with the Company and such other companies. In addition, such directors and officers are required to declare and refrain from voting on any matter in which such directors and officers may have a conflict of interest. In this respect, Howard Crosby, who was the President of Celebration and of the Company at the time of the Reorganization, refrained from voting on any matter related to the Reorganization or any other matter pertaining to both companies.

     The Company has engaged in transactions with its officers, directors and principal shareholders, including the issuance of the initial shares of the Company. Such transactions may be considered as not having occurred at arm's length. The Company may be engaged in transactions with management and others involving conflicts of interest, including conflicts on salaries and other payments to such parties, as well as business opportunities which may arise. In this regard, the directors of the Company are involved in other companies and may have conflicts of interest in allocating time between the Company and other entities to which they are affiliated.

Relationships and Transactions Pertaining to the Company.

     The Company had leased certain technical geological equipment and field vehicles from Axis Geophysics Company ("Axis"), a sole proprietorship operated by Spenst Hansen, an officer, director, and principal shareholder of the Company. Upon review of these transactions it appears the Company may have been mislead in some or all of such transactions. The Company initiated a civil suit against Spenst Hansen which was settled in July 1998. See "Item 3. Legal Proceedings."

     Also, prior to December 1994, Keystone Surveys, Inc. ("Keystone"), a corporation owned by Mr. Hansen, leased non-management personnel to the Company.

     On January 30, 1998, the Company affected a 1-for-10 reverse stock-split of the Company's common shares; approved the issuance of 250,000 shares of Common Stock pursuant to the Company's 1991 Stock Option and Award Plan; and, changed the Company's name to Grand Central Silver Mines, Inc.


                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K

All schedules are omitted because they are not applicable or the required information is included in the financial statements or notes thereto.

B.   Reports on Form 8-K

During the 1998 fiscal year the Company filed one report on Form 8-K, dated: July 30, 1998 which disclosed the settlement of litigation pertaining to Spenst Hansen et al. See "Item 3. Legal Proceedings."

C.   Index to Exhibits

The following documents are incorporated herein by reference to Centurion's Registration Statement on Form 10, as filed with the Securities and Exchange Commission, dated September 16, 1988.

Exhibit
Number    Document Description
 3.1      Articles of Incorporation
 3.2      Articles of Amendment
 3.3      Bylaws of the Company
10.1      North Lily Mining Lease
10.2      Sharon Steele Lease

    The following document is incorporated herein by reference and was filed under Form 8-K on May 23, 1990.

10.3      Centurion/Crown Joint Venture Agreement

The following document is incorporated herein by reference and was filed under Form 10-K, 1991.

 4.1      Amendment to Articles of Incorporation Limiting Director
          Liability

The following documents are incorporated herein by reference and were filed under Form 8-K on August 25, 1992 and September 28, 1992.

10.4      Sale of Mining Properties By Royal Minerals, Inc.
10.5      Change of Independent Public Accountants

The following documents are incorporated herein by reference and were filed under Form 10-K, 1992.

10.6      Deed with Reservation of Mineral Royalty - January 1992
          Sale of 80 acres to Kennecott
10.7      July 1992 Purchase and Sale Agreement of 16,880 acres to
          Kennecott
10.8      July 1992 Kennecott Option to Purchase 6,320 acres
10.9 Deed and Assignment with Reservation of Mineral Royalty - September 1992 Sale of 6,320 acres to Kennecott
10.10     Settlement of Centurion/Crown Litigation
10.11     Consultant Agreement - Barry Katona

The following documents are incorporated herein by reference and were filed under Form 8-K on March 23, 1993 and June 23, 1993.

10.12     Agreement in Principle to form Kennecott/Centurion Joint
          Venture.
10.13     Private Placement of 1,404,000 shares

The following document is incorporated herein by reference and was filed under Form 8-K, dated April 29, 1994.

10.14 Letter Agreement between Consolidated Royal Mines, Inc. and Montana Reserves Company, related to the Montanore Project.

The following document is incorporated herein by reference and was filed on Form 8-K, dated November 3, 1994.

16.1 Letter to the Commission from Arthur Andersen LLP concurring with disclosures concerning its dismissal as Centurion's independent auditor.

The following documents are incorporated herein by reference and were filed under Form 10-K, dated January 13, 1995.

 3.2      Articles of Amendment
10.15 Stock Purchase Agreement between Centurion ("CTMC") and Dotson Exploration Company ("DEC") dated February 9, 1994
10.16 First Amendment to Stock Purchase Agreement between CTMC and DEC dated March 21, 1994
10.17 Second Amendment to Stock Purchase Agreement between CTMC and DEC dated March 22, 1994
10.18 Third Amendment to Stock Purchase Agreement between CTMC and DEC dated April 15, 1994
10.19 Agreement and Plan of Reorganization between CTMC and Jefferson-Pacific Corp. ("JP") dated May 20, 1994

10.20 First Amendment to Agreement and Plan of Reorganization between JP and CTMC dated July 14, 1994
10.21 Articles of Share Exchange between JP and CTMC dated September 30, 1994, filed in the State of Utah
10.22 Articles of Share Exchange between JP and CTMC dated September 30, 1994, filed in the State of Washington

The following document is incorporated herein by reference and was filed under Form 8-K, dated August 23, 1995.

99.01 Letter to Registrant from SEC Salt Lake District Office, dated August 23, 1995, indicating termination of SEC staff inquiry investigation.

The following document is incorporated herein by reference and was filed under Form 8-K, dated July 31, 1998.

10.1      Settlement Agreement and Release.

10.2      Agreement and Release.

The following documents are filed as Exhibits to this Form 10-K and incorporated by reference herein.

27        Financial Data Schedule to Form 10-K for the Year Ended
          September 30, 1998

                             POWER OF ATTORNEY

     The Registrant and each person whose signature appears below has designated and appointed John P. Ryan as his true attorneys-in-fact ("Attorneys-in-Fact") with full power to act alone and authority to execute in the name of each such personand to file with the Securities and Exchange Commission, together with any exhibits thereto and other documents therewith, any and all amendments to this Form 10-K that may be necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amendedand all rules, regulations and requirements pertaining thereto, which amendments may make such other changes in the Form 10-K as the aforesaid Attorneys-in-Fact executing the same deem appropriate.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 13th of January, 1999.

                                   GRAND CENTRAL SILVER MINES, INC.


                                   BY: /s/John P. Ryan
                                        John P. Ryan, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

                                             January 13, 1999
/s/ John P. Ryan
John P. Ryan, President,
Treasurer, Chief Financial
Office and Director
Director

                                             January 13, 1999
/s/ James Young
James Young, Secretary and
Director


/s/ J.D.H. Morgan                            January 13, 1999
J.D.H. Morgan, Director


/s/ Mike Mason                               January 13, 1999
Mike Mason, Director

<