Form 10-Q
period 1998-12-31
GRAND CENTRAL SILVER MINES INC
filed 1999-02-16
CIK 836123

___________________________________________________________________
___________________________________________________________________

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED:  December 31, 1998

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM:
                 __________________________________

                 Commission File Number:    0-17048
                 __________________________________

                  GRAND CENTRAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                                    87-0429204
(State or other jurisdiction of         (I.R.S. Employer
Incorporation or organization)          Identification Number)

                        1010 IRONWOOD DRIVE
                             SUITE 105
                    COEUR D'ALENE, IDAHO   83814
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

The number of shares outstanding at December 31, 1998: 11,058,403 shares

____________________________________________________________________
____________________________________________________________________

                   PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS OF GRAND CENTRAL SILVER MINES, INC. (Hereinafter referred to as Registrant or Company)

Consolidated financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of December 31, 1998 and September 30, 1998, and the results of operations, stockholders' equity and cash flows for the three months ended December 31, 1998, 1997, 1996, in conformance with generally accepted accounting principles.

The accompanying financial statements consolidate the financial statements of Grand Central Silver Mines, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

As discussed in greater detail under Item 2 below, a substantial portion of Registrant's assets consist of investments in mineral properties for which additional exploration is required to determine if they contain ore reserves that are economically recoverable. The realization of these investments is contingent to large extent upon the success of Registrant's property transactions as a whole, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development, and upon future profitable production. Accordingly, the accompanying financial statements make no provision for any asset impairment or other adjustment that might result from the outcome of this uncertainty.

                  GRAND CENTRAL SILVER MINES, INC.

                        FINANCIAL STATEMENTS

                December 31, and September 30, 1998


                          C O N T E N T S



Accountant's Review Report    .     .     .     .     .     .    F-1

Balance Sheets    .     .     .     .     .     .     .     .    F2-F3

Statements of Operations      .     .     .     .     .     .    F-4

Statements of Stockholders' Equity .      .     .     .     .    F5-F7

Statements of Cash Flows      .     .     .     .     .     .    F8-F9

Notes to the Financial Statements   .     .     .     .     .    F10-F22

The Board of Directors
Grand Central Silver Mines, Inc.
Spokane, Washington

                     ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Grand Central Silver Mines, Inc. (a development stage company) as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the three months ended December 31, 1998. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Grand Central Silver Mines, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The balance sheet for the year ended September 30, 1998 was audited by us and we expressed an unqualified opinion on it in our report dated January 12, 1999. We have not performed any auditing procedures since that date.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the last note to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
February 8, 1999

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                              December 31,   September 30,
                              1998           1998
                              (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
 Cash                         $    57,679    $    16,926
 Prepaid mining leases
  and expenses                     14,000         16,515
 Marketable securities            113,784        113,784
                              -----------    -----------
Total Current Assets              185,463        147,225
                              -----------    -----------
MINERAL PROPERTIES              5,875,046      5,875,046
                              -----------    -----------
INVESTMENTS                     1,180,643      1,330,643
                              -----------    -----------
PROPERTY AND EQUIPMENT
 Construction in progress          53,026         53,026
 Furniture and office
  equipment                       269,389        269,389
 Field equipment                  400,266        400,266
 Leasehold improvements             7,517          7,517
 Vehicles                          82,652         82,652
 Leased automobiles and
  equipment                        66,620         66,620
 Less-accumulated depreciation
  and amortization               (646,251)      (623,222)
                              -----------    -----------
Total Property and Equipment      233,219        256,248
                              -----------    -----------
OTHER ASSETS                        6,790          6,790
                              -----------    -----------
     TOTAL ASSETS             $ 7,481,161    $ 7,615,952
                              ===========    ===========








   The accompany notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                   December 31,   September 30,
                                   1998           1998
                                   (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                  $   234,423    $ 1,918,810
 Accrued expenses                       14,130         14,298
 Payable to related party                3,192             -
 Advances from shareholder               7,988          1,500
 Accrued interest                       44,163         37,106
 Notes payable - current portion       171,004        171,004
 Notes payable - related party         355,000        350,000
 Leases payable - current portion       13,022         12,759
                                   -----------    -----------
     TOTAL CURRENT LIABILITIES         842,922      2,505,477
                                   -----------    -----------
LONG-TERM DEBT
 Leases payable                          8,879          9,142
                                   -----------    -----------
     TOTAL LIABILITIES                 851,801      2,514,619
                                   -----------    -----------
MINORITY INTEREST IN
 CONSOLIDATED SUBSIDIARIES              13,968         13,968
                                   -----------    -----------
COMMITMENTS AND CONTINGENCIES               -              -
                                   -----------    -----------
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value;
 40,000,000 shares authorized,
 11,058,403 and 8,060,868 shares
 issued and outstanding,
 respectively                          110,584         80,609
Additional paid-in capital          33,336,251     31,408,493
Accumulated deficit                (26,319,943)   (25,890,238)
Receivable related to sale
 of common stock                      (511,500)      (511,500)
                                   -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY      6,615,392      5,087,364
                                   -----------    -----------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY              $ 7,481,161    $ 7,615,951
                                   ===========    ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND CENTRAL SILVER MINES, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                             (Unaudited)
                                          Three months ended
                                             December 31,
                                   1998        1997         1996
REVENUES
 Operating revenue                 $       -    $       -    $       -
                                   ----------   ----------   ----------
     Total Revenues                        -            -            -
                                   ----------   ----------   ----------

OPERATING COSTS
 General and administrative           342,048      278,932      432,522
 Mineral leases                        61,450       26,127       76,531
 Depreciation and amortization         23,150       43,323       40,528
                                   ----------   ----------   ----------
     Total Operating Costs            426,648      348,382      549,581
                                   ----------   ----------   ----------
LOSS FROM OPERATIONS                 (426,648)    (348,382)    (549,581)
                                   ----------   ----------   ----------
OTHER INCOME (EXPENSE)
 Interest and other income              4,000       13,956        2,155
 Interest expense                      (7,057)      (6,186)      (4,052)
 Gain (loss) from disposition
  of assets                                -         6,000       12,433
                                   ----------   ----------   ----------
     Total Other Income (Expense)      (3,057)      13,770       10,536
                                   ----------   ----------   ----------
NET LOSS BEFORE MINORITY INTEREST    (429,705)    (334,612)    (539,045)

MINORITY INTERESTS IN LOSS
   OF CONSOLIDATED SUBSIDIARIES            -            -            -
                                   ----------   ----------   ----------
NET LOSS                           $ (429,705)  $ (334,612)  $ (539,045)
                                   ==========   ==========   ==========
NET LOSS PER COMMON SHARE          $    (0.04)  $    (0.01)  $    (0.02)
                                   ==========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         10,195,563   33,694,972   26,638,590
                                   ==========   ==========   ==========




  The accompanying notes are an integral part of this consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance
September 30, 1997       30,575,796          $ 305,758      $21,871,474

Issuance of shares for
 mineral properties at
 $0.30 per share          5,000,000             50,000        1,450,000

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
 $0.10 to $0.38             574,133              5,741          124,100

Issuance of shares to
 officers and directors
 at $0.17 per share         450,000              4,500           72,000

Issuance of shares for cash
 at prices ranging from
 $0.15 to $0.30 per share   254,219              2,542            41,346

Issuance of shares in lieu of
 debt at prices ranging from
 $0.15 to $0.19 per share   470,000              4,700           70,245

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
 $0.15 to $0.25 per share   272,550              2,726           49,544

Issuance of shares for cash
 at prices ranging from
 $0.13 to $0.19 per share    57,200                572            8,741

Reverse stock split     (33,888,508)          (338,885)         338,885

Issuance of shares due to
 round up following reverse
 stock split                     27                 -                -

Issuance of shares for
 minerals joint venture
 interest at $1.94
 per share                  735,000              7,350        1,418,550

Issuance of shares for cash
 at prices ranging from
 $1.00 to $2.25 per share   191,000              1,910          221,140
                         ----------          ---------      -----------
Balance forward           4,691,417          $  46,914      $25,666,025
                         ----------          ---------      -----------


 The accompanying notes are an integral part of these consolidated financial statements.

                                F-5a


                  GRAND CENTRAL SILVER MINES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

                                                       Receivable
                                                       Related
                                        Accumulated         To Sale of
                                        Deficit        Common Stock
Balance
September 30, 1997                      $ (12,314,383) $ (11,500)

Issuance of shares for
 mineral properties at
 $0.30 per share                                   -          -

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
 $0.10 to $0.38                                    -          -

Issuance of shares to
 officers and directors
 at $0.17 per share                                -          -

Issuance of shares for cash
 at prices ranging from
 $0.15 to $0.30 per share                          -          -

Issuance of shares in lieu of
 debt at prices ranging from
 $0.15 to $0.19 per share                          -          -

Issuance of shares to
 employees, officers and
 consultants for services
 at prices ranging from
 $0.15 to $0.25 per share                          -          -

Issuance of shares for cash
 at prices ranging from
 $0.13 to $0.19 per share                          -          -

Reverse stock split                                -          -

Issuance of shares due to
 round up following reverse
 stock split                                       -          -
Issuance of shares for
 minerals joint venture
 interest at $1.94 per share                       -          -

Issuance of shares for cash
 at prices ranging from
 $1.00 to $2.25 per share                          -          -
                                        -------------  ---------
Balance forward                         $ (12,314,383) $ (11,500)
                                        -------------  ---------

 The accompanying notes are an integral part of these consolidated financial statements.

                                F-5b

                  GRAND CENTRAL SILVER MINES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

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



   The accompany notes are an integral part of these consolidated financial statements.

                                F-6a

                  GRAND CENTRAL SILVER MINES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                       Receivable
                                                       Related
                                        Accumulated    To Sale of
                                        Deficit        Common Stock
Balance forward                         $ (12,314,383) $    (11,500)

Issuance for investment in
 San Miguel Mining Company
 at $2.94 per share                                -             -

Issuance of shares for
 subscription receivable
 at $1.25 per share                                -     (1,125,000)

Issuance of shares to
 employees and consultants
 for services at prices
 ranging from $2.19 to
 $2.56 per share                                    -             -

Issuance of shares for
 investment in Summit
 Silver Mines Stock at
 $2.50 per share                                    -             -

Issuance of shares for cash
 at $2.02 per share                                 -             -

Issuance of shares for
 mineral properties at
 $1.75 per share                                    -             -

Issuance of shares for
 conversion of bridge loan
 debt at $0.75 per share                            -             -

Issuance of shares for
 late issuance of form SB2
 at $2.00 per share                                 -             -

Issuance of shares to
 employees, officers, and
 consultants for services
 at prices ranging from
 $0.75 to $1.75 per share                            -             -

Issuance of shares for cash
 at prices ranging from
 $1.00 to $1.81 per share                            -             -
                                          -------------  ------------
Balance forward                           $ (12,314,383) $ (1,136,500)
                                          -------------  ------------

   The accompany notes are an integral part of these consolidated financial statements.

                                 F-6b

                  GRAND CENTRAL SILVER MINES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward          7,600,868      $  76,009      $ 30,930,593

Issuance of shares for
 outstanding debt at
 $1.00 per share            50,000            500            49,500

Payments received for
 stock subscription
 receivable                     -              -                 -

Issuance of shares for
 acquisition of mineral
 properties at prices
 ranging from $1.00 to $1.75
 per share                 380,000          3,800           398,700

Issuance of shares for services
 at $1.00 per share         30,000            300            29,700

Net loss for the year ended
 September 30, 1998             -              -                 -
                        ----------      ---------      ------------
Balance, 09/30/98        8,060,868         80,609        31,408,493

Issuance of shares to
 employees, officers, and
 consultants for services
 at prices ranging from
 $0.25 to $0.63 per
 share                     687,535          6,875           272,390

Issuance of shares in
 payment of accounts
 payable for acquisition
 of mineral property
 at $0.73 per share      2,310,000         23,100         1,657,125

Stock issuance costs            -              -             (1,757)

Net loss for the quarter ended
 December 31, 1998              -              -                 -
                        ----------      ---------      ------------
Balance, 12/31/98       11,058,403      $ 110,584      $ 33,336,251
                        ==========      =========      ============








   The accompanying notes are an integral part of these financial statements.

                                F-7a

                  GRAND CENTRAL SILVER MINES, INC.
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Receivable
                                                       Related
                                        Accumulated    To Sale of
                                        Deficit        Common Stock
Balance forward                         $ (12,314,383) $ (1,136,500)

Issuance of shares for
 outstanding debt at
 $1.00 per share                                   -             -

Payments received for
 stock subscription
 receivable                                        -       (625,000)

Issuance of shares for
 acquisition of mineral
 properties at prices
 ranging from $1.00 to $1.75
 per share                                         -             -

Issuance of shares for services
 at $1.00 per share                                -             -

Net loss for the year ended
 September 30, 1998                       (13,575,855)           -
                                        -------------  ------------
Balance, 09/30/98                         (25,890,238)     (511,500)

Issuance of shares to
 employees, officers, and
 consultants for services
 at prices ranging from
 $0.25 to $0.63 per share                           -             -

Issuance of shares in payment
 of accounts payable for
 acquisition of mineral property
 at $0.73 per share                                 -             -

Stock issuance costs                                -             -

Net loss for the quarter ended
 December 31, 1998                            (429,700)           -
                                         -------------  ------------
Balance, 12/31/98                        $ (26,319,943) $   (511,500)
                                         =============  ============






   The accompanying notes are an integral part of these financial statements.

                                 F-7b

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                          (Unaudited)
                                  For the Three Months Ended
                                          December 31,
                              1998           1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)             $ (429,705)    $ (334,612)    $ (539,045)
Adjustments to reconcile net income
(loss) to net cash used in operating
activities:
Depreciation and amortization     23,150         43,323         40,528
Compensation and other expenses
 paid through issuance of
 common stock                    279,265        206,341        246,445
Changes in assets and liabilities
 net of effect of acquisitions:
 Accounts receivable -
  related parties                     -          20,214         24,464
 Prepaid mining leases             2,515         14,326        (40,614)
 Other assets                         -          12,250             -
 Accounts payable and related
  party payables                  (6,041)        58,496        101,259
   Accrued interest                7,057         (7,318)       (22,241)
   Payable to related party        3,192             -              -
   Accrued expenses                 (168)            -              -
                              ----------     ----------     ----------
Net Cash (Used) by Operating
  Activities                    (120,735)        13,020       (189,204)
                              ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Sale of investments              150,000             -              -
Purchase of property
 and equipment                        -            (755)       (40,674)
Acquisition and exploration of
 mineral properties                   -          (38,021)     (271,919)
                              ----------      ----------    ----------
Net Cash Provided (Used)
 by Investing Activities      $  150,000      $  (38,776)   $ (312,593)
                              ----------      ----------    ----------





 The accompanying notes are an integral part of these consolidated financial statements.

                   GRAND CENTRAL SILVER MINES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            (Unaudited)
                                   For the Three Months Ended
                                            December 31,
                                   1998      1997      1996
CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock for cash  $     -   $ 43,888  $ 523,000
Proceeds on leases payable               -    (14,400)   (10,313)
Payments on leases payable               -         -     (50,393)
Proceeds on notes payable             5,000        -          -
Advances from shareholder             6,400        -          -
                                   --------  --------  ---------
Net Cash Provided by Financing
  Activities                         11,488    29,488    462,294
                                   --------  --------  ---------
NET INCREASE (DECREASE) IN CASH      40,753     3,732    (39,503)

CASH, BEGINNING OF PERIOD            16,926    30,080    133,556
                                   --------  --------  ---------
CASH, END OF PERIOD                $ 57,679  $ 33,812  $  94,053
                                   ========  ========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
Income taxes                        $     -   $     -   $      -
Interest                            $     -   $     -   $      -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended December 31, 1998, the Company issued
2,310,000 shares of common stock valued at $1,680,225 in settlements of accounts payable incurred for the acquisition of mineral properties.

During the year ended September 30, 1998, the Company issued 7,055,000 shares of common stock valued at $6,293,308 for the acquisition of mineral properties, issued 392,500 shares of common stock valued at $1,149,550 for investments, and also issued 520,000 shares of common stock valued at $124,945 in lieu of cash payments for outstanding debt.

During the year ended September 30, 1997, the Company issued 371,080 shares of common stock valued at $173,540 for the acquisition of mineral properties and also issued 43,400 shares of common stock valued at $440,000 in lieu of a cash payment on a note owed for the acquisition of mineral properties.



 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998

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

A majority of the $5,875,046 of mineral properties included in the accompanying consolidated balance sheet as of December 31, 1998 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependant upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements. See Note 3.

The Company has incurred operating losses from inception to date and as of December 31, 1998 has an accumulated deficit of $26,319,943. During the quarter and year ended December 31 and September 30, 1998, the Company lost $429,705 and $13,575,855 respectively. The Company's cash was provided from the sale of its common stock. At December 31, 1998, the Company had a negative working capital of $657,459. The Company is seeking additional capital and management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company has not realized any significant revenues from its planned operations.

       17             GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Grand Central completely disposed of its interest in MMC and GCMN in July 1998. For related information, see Notes 3, 4, and 10.

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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

          Description                   Useful Lives
          Furniture and equipment       5 years
          Field equipment               5 years
          Leasehold improvements        Life of lease
          Vehicles                      5 years

Capitalized Interest

Interest costs that relate to the acquisition and development of mining properties that are not in production are capitalized. Interest costs related to operations are expensed as incurred. During the quarter ended December 31, 1998 and year ended September 30, 1998, the Company capitalized no interest cost to mineral properties and expensed $7,057, $101,068 and $11,013, respectively.

Net Loss Per Common Share

Net loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock options and other common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding since they were antidilutive. No material dilution resulted from common stock equivalents outstanding for the year ended September 30, 1998 or quarter ended December 31, 1998.

Stock Split

On February 4, 1998, the Company effected a 1 for 10 reverse stock split of the Company's common shares.

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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998

NOTE 3   MINERAL PROPERTIES

The following summarizes the Company's investments in significant mineral properties as of December 31, and September 30, 1998 and briefly describes the properties and activity related to each property.

                         December 31,        September 30,
Utah Properties
  Beaver County (new)    $ 1,675,225         $ 1,675,225
Colorado Properties        1,018,750           1,018,750
Arizona Properties           631,250             631,250
Idaho Properties
 Sunset Mine                 575,000             575,000
 CDA Syndicate & Mullan    1,500,000           1,500,000
Other                        474,821             474,821
                         -----------         -----------
                         $ 5,875,046         $ 5,875,046
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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 3 - MINERAL PROPERTIES (Continued)

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

Mexican Joint Venture

During the three months ended March 31, 1998, the Company issued 735,000 shares of common stock valued at $1,425,900 and a promissory note for $350,000 to acquire an interest in a Mexican minerals joint venture. Subsequent to year-end, management determined that it was in the Company's best interest to withdraw from this venture. Accordingly, the Company recorded a loss on its joint venture of $1,775,900 in the fourth quarter of its fiscal year.

NOTE 4   INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES

Grand Central's wholly-owned subsidiaries include Dotson Exploration Company and Centurion Exploration Incorporated, both of which are dormant. Grand Central also owns 80% of the stock of Tintic Coalition Mines Corporation, whose principal holdings are mineral properties (whose values were written down to $0) in the Tintic Mining District of Utah.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1998

NOTE 4 - INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES
(Continued)

Until July 20, 1998, the Company also owned 81.8% of Mammoth Mining Company, which has land and lease ownership in the Tintic Mining district. At that date, the Company's interest in Mammoth Mining Company (including Mammoth's ownership of a separate subsidiary company, the Gold Chain Mining Company) were sold at a loss of $1,361,566 to a former officer/director. See Note 3 and Note 10.

NOTE 5   MARKETABLE SECURITIES

The Company currently owns 1,264,267 shares of Royal Silver Mines, Inc. (Royal) common stock, a related company, which is approximately 6.7% of the total outstanding shares at September 30, 1998. 173,000 shares of the total amount owned were purchased during fiscal year end 1998 at a cost of $40,676. The Company carries these marketable securities at the lower of cost or market value.

During the quarter ended December 31, 1998, the Company sold its 2,000,000 shares of Nevada Star Resource Corporation common stock, which was acquired in June 1998. The acquisition cost of $150,000 approximates its market value ($0.075 US) at the date of sale and no gain or loss was realized on this transaction.

The Company currently owns 493,614 shares of Summit Silver, Inc.
common stock, which was acquired throughout 1998. The acquisition cost of $56,143 exceeds its market value at September 30, 1998 and December 31, 1998.

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

       21             GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 7 - INCOME TAXES (Continued)

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

NOTE 8   NOTES PAYABLE

Notes payable consisted of the following at December 31 and September
30, 1998:
                                   December 31,   September 30,
Short term note payable to Royal
  Silver Mines, Inc., a related
  party, bearing no interest,
  due on demand                    $    5,000     $       -
Note payable to Royal Silver
  Mines, Inc., a Related party,
  bearing interest at 8%,
  Uncollateralized, one year
  maturity, due February 1999         350,000        350,000
     Total Notes Payable
      Related Party                   355,000        350,000
                                   ----------     ----------
     Less:  Current Portion          (355,000)      (350,000)
     Long Term Debt Related Party  $       -      $       -
                                   ==========     ==========
Note payable to R.J. Hafen, non-
  interest bearing, collateralized
  by mining claims, past due           71,004         71,004
Note payable to Kokopelli
  Developments, L.L.C.
  collateralized by timber and
  mining claims in Shoshone County,
  Idaho, 10% interest, past due       100,000        100,000
                                   ----------     ----------
     Total Notes Payable              171,004        171,004
     Less:  Current Portion           171,004        141,004
     Long-Term Debt                $       -      $       -
                                   ==========     ==========
                                 F-17

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 9   LEASES PAYABLE

The Company leases certain equipment and vehicles. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. The capitalized cost of $67,051 less accumulated depreciation of $36,726 is included in property and equipment in the accompanying consolidated financial statements. Depreciation expense for these assets for the periods ended December 31 and September 30, 1998 was $2,565 and $13,410, respectively.

Leases payable consisted of the following at December 31 and September 30, 1998:

                                   December 31,   September 30,
Lease payable to a leasing company,
  secured by property, interest
  at 11.5%, payable in monthly
  installments of $462, final
  payment due July 2001.           $  15,107      $  15,107
Lease payable to a leasing
  company, secured by automobiles,
  interest at 11.5%, payable in
  monthly installments of $835,
  final payment due August 1999.      6,794           6,794
                                   --------       ---------
     Total Leases Payable            21,901          21,901
     Less:  Current Portion         (13,022)        (12,759)
                                   --------       ---------
     Long-Term Leases Payable      $  8,879       $   9,142
                                   ========       =========

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:
               Year Ending
               September 30,            Amount
               1999                     $ 13,389
               2000                        5,544
               2001                        5,103
               2002 and thereafter            -
                                        --------
Total future minimum lease payments       24,036
Less, amount representing interest        (2,135)
                                        --------
Present value of future minimum
  lease payments                        $ 21,901
                                        ========

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 10   RELATED PARTY TRANSACTIONS

The Company paid compensation to officers, directors and others by issuing, on certain occasions, restricted shares of its common stock. The value of the restricted shares issued as compensation has been recorded at 67 percent of the quoted market value of the trading common stock on the date the shares were issued.

Officers and directors of the Company were issued common stock for compensation as follows:

                                   December 31    September 30
                                   1998           1998
Compensation
Value of common shares issued      $ 38,000       $ 76,500
                                   ========       ========
Number of shares                     95,000        450,000
                                   ========       ========

The Company has received advances from an officer, director, and principal shareholder of the Company in order to pay minimal operating expenses. As of December 31 and September 30, 1998, $7,988 and $1,500, respectively, was due from the Company as a result of these advances. As of December 31 and September 30, 1998, $3,192 and $0, respectively, was due to other related parties as a result of operating expense advances.

During the year ended September 30, 1998, the Company issued 431,419 shares of its common stock to related parties for $75,645 in cash
(average price of $0.18 per share).

During 1998, the Company leased certain buildings and offices located at the Main Tintic Project Mine from a related company owned and operated by a former officer/director and principal shareholder of the Company for $6,000 per month. The transaction was not negotiated at arms-length. Total lease payments during the year ended September 30, 1998 was $24,000. In 1998, this lease was canceled.

During 1998, the Company in an arms-length transaction traded used field equipment in exchange for the lease of commercial space from the aforementioned party at the Tintic Mine site. This prepaid rent expires in November, 1999.

During the year ended September 30, 1998, the Company purchased mineral properties in Idaho valued at $1,500,000 from Royal Silver Mines, Inc. in exchange for 5,000,000 shares of its common stock at $0.30 per share. The Company also issued 735,000 shares of its common stock for $1,425,900 ($1.94 per share) plus a note payable for $350,000 to Royal Silver Mines, Inc. in exchange for a minerals joint venture interest in Mexico.
                                 F-19

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 10 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 11   COMMITMENTS AND CONTINGENCIES

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

NOTE 12   COMMON STOCK AND OPTIONS

Stock Option and Stock Award Plan

On April 19, 1991, Centurion's shareholders approved the 1991 Stock Option and Stock Award Plan (the Plan). The purpose of the Plan is to enable Centurion to attract and retain experienced and able directors, officers and employees. The Plan will provide incentives to directors, officers and employees to extend their best efforts for the Company and its shareholders. Under the provisions of the Plan, the Board of Directors may grant incentive stock options or stock awards only to eligible directors, officers or employees. As of September 30, 1998, the shareholders have approved 5,000,000 shares of stock to be issued and administered under the Plan and the Company has filed a Form S-8 registration statement and amendments covering the 5,000,000 shares. As of December 31, 1998, 817,734 shares of common stock have been awarded under the Plan.
                                 F-20

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 12 - COMMON STOCK AND OPTIONS

Stock Options and Warrants

As of December 31, 1998, options to purchase 69,000 shares of common stock remained exercisable. The options are exercisable through September 30, 2000, or six months after the option holder ceases to be a director, officer or consultant to the Company. Stock option activity consisted of the following:

                                        Number         Price
                                        of Shares      per Share

Outstanding at September 30, 1997       69,000         $ 15.00
Granted during the year                     -              -
Exercised during the year                   -              -
                                        ------         -------
Outstanding at September 30, 1998       69,000         $ 15.00
                                        ------         -------
Granted during the year                     -              -
Exercised during the year                   -              -
Outstanding at December 31, 1998        69,000         $ 15.00
                                        ======         =======

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

During the years ended September 30, 1998, 1997, and 1996, the Company has issued restricted shares of common stock to employees, officers and consultants for services provided. The shares issued have been valued based on other issuances of restricted shares for cash during the periods.
                                 F-21

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998
NOTE 13   SUBSCRIPTIONS RECEIVABLE

On March 30, 1998, the Company issued 900,000 shares of common stock to Pines Resort International ("PRI") in exchange for a short-term, non-interest bearing receivable of $1,125,000. PRI subsequently made payments of $625,000 against this receivable, leaving a balance of $500,000 in stock subscriptions receivable from PRI at December 31, 1998.

NOTE 14   STOCK SPLIT

On February 4, 1998, the Company declared a 1-for-10 reverse stock split. Before the split, the Company had 37,653,898 outstanding shares of common stock. After effecting the stock split and adjusting for rounding, the Company had 3,765,390 shares of common stock outstanding.

NOTE 15   GOING CONCERN

As shown in the financial statement, the Company incurred a net loss of $409,120 and $13,575,855 for the periods ending December 31 and September 30, 1998 and an accumulated deficit of $26,319,943 since inception. At December 31, 1998, certain notes payable were delinquent. See Note 8.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES. There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the Company's history, it has accumulated a deficit of $26,319,943.

At December 31, 1998, $5,875,046 of the Company's total assets of $7,481,161 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES. The Company currently has no revenues and, as explained above, has an accumulated deficit.
Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At December 31, 1998, the Company had negative working capital of $657,459. This amount is a significant improvement in liquidity and capital resources from its negative working capital position of $2,358,252 at September 30, 1998 but represents some deterioration from negative working capital of $186,958 at September 30, 1997. The largest single element of working capital are promissory notes totaling $526,004. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $0 in the quarter ending December 31, 1998, $620,001 in the year ending September 30, 1998; and $1,219,559 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

In the first quarter of fiscal 1998, the Company slightly increased its accounts payable by $1,684,387 while accrued expenses and accounts payable remained fairly steady. The primary transaction in the quarter affecting working capital was the issuance of 2,310,000 shares of common stock in full payment of $1,680,000 of accounts payable. Accordingly, the Company's current liabilities moved from $2,505,477 at September 30, 1998 to $842,922 at December 31, 1998.
The Company's long-term debt at September 30, 1998 and at December 31, 1998 was under $10,000.

The Company has estimated that it will need minimal capital resources of approximately $40,000 per month to meet its estimated expenditures for fiscal 1999. The Company expects to raise most of its financing from private placement of its shares. The Company is also exploring various other alternatives to raise capital.

The Company plans to fund any increases in general and administrative expense principally from joint venture revenues or funds it may receive or savings it may realize through corporate restructuring or business combination arrangements. Funds required to finance the Company's exploration and development of mineral properties are expected to come primarily from the contributions of its joint venture participants, and from the funds generated from such joint ventures and other lease or royalty arrangements.

The Company currently is seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1998, RESPECTIVELY. General and administrative expenses increased from $348,382 during the first quarter of fiscal 1998 to $426,648 during the first quarter of fiscal 1999. This increase is principally due to greater legal expenditures and more mineral lease expenses. As a result, during the first quarter of fiscal 1998 compared to the first quarter of 1999, the net loss increased from $334,612 to $429,705 while the net loss per share moved from a loss of $0.01 to a loss of $0.04.

The Company is unable to fully determine the impact of future transactions on its operating capital. Hence, the Company has determined not to incur and does not have any commitments or plans for material capital expenditures during the remainder of its current fiscal year for which it does not have a reasonably available source of payment.

While the Company continues to seek a joint venture participant and additional sources of capital for financing operations during the remainder of its current fiscal year, the Company will continue to carefully monitor its capital expenditures.

                    PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

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

          None.

Item 3.   Defaults upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     The Company submitted to the shareholders a propopal to effect a one-for-eight reverse stock split of the Company's issued and outstanding Common Shares (the "Reverse Stock Split"). The principal effect of the Reverse Stock Split was to decrease the number of issued and outstanding Common Shares as of December 1, 1998, from 10,888,508 to approximately 1,361,064, depending on the number of whole Common Shares issued in elimination of fractional Common Shares. The foregoing was approved by a majority of the total outstanding shares of the Company and the Reverse Stock Split was effected on January 15, 1999.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.
---------------------------------------------------------------------
                              SIGNATURES
_____________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 16th day of February, 1999.

                              GRAND CENTRAL SILVER MINES, INC.


                              BY:  /s/ John Ryan
                                   John Ryan, President, Treasurer
                                   and member of the Board of
                                   Directors