Form 10-Q
period 1999-03-31
GRAND CENTRAL SILVER MINES INC
filed 1999-05-17
CIK 836123

______________________________________________________________________
_______________________________________________________________________

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  March 31, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:

                 ----------------------------------
                 Commission File Number:    0-17048
                 ----------------------------------

                  GRAND CENTRAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)

UTAH                                         87-0429204
(State or other jurisdiction of              (I.R.S. Employer
Incorporation or organization)               Identification Number)

                       1010 Ironwood Drive
                             Suite 105
                    Coeur d'Alene, Idaho   83814
   (Address of Principal Executive Offices, including Zip Code.)

                           (208) 769-7340
       (Registrant's telephone number, including area code.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes    [ X ]            No [   ]

The number of shares outstanding at March 31, 1999: 1,513,207 shares

______________________________________________________________________
_______________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF GRAND CENTRAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

Consolidated financial statements, and an accompanying independent accountants' report, are filed as part of this Quarterly Report at pages 3-29. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of March 31, 1999 and September 30, 1998, and the results of operations, stockholders' equity and cash flows for the six months and three months ended March 31, 1999, and March 31, 1998 in conformance with generally accepted accounting principles.

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

The Board of Directors
Grand Central Silver Mines, Inc.
New York, New York

                     ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Grand Central Silver Mines, Inc. as of March 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the three months and six months ended March 31, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Grand Central Silver Mines, Inc.

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


Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
May 11, 1999

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                        March 31,      September 30,
                                        1999           1998
                                        (Unaudited)    (Audited)

                               ASSETS
CURRENT ASSETS
  Cash                                  $      8,605   $     16,926
  Prepaid mining leases and expenses          14,000         16,515
  Marketable securities                      132,404        113,784
                                        ------------   ------------
     TOTAL CURRENT ASSETS                    155,009        147,225
                                        ------------   ------------
MINERAL PROPERTIES                         5,790,046      5,875,046
                                        ------------   ------------
INVESTMENTS                                1,132,304      1,330,643
                                        ------------   ------------
PROPERTY AND EQUIPMENT
  Construction in progress                        -          53,026
  Furniture and office equipment             269,389        269,389
  Field equipment                            217,278        400,266
  Leasehold improvements                       7,517          7,517
  Vehicles                                        -          82,651
  Leased automobiles and equipment                -          66,620
  Less-accumulated depreciation
   and amortization                         (357,681)      (623,222)
                                        ------------   ------------
     Total Property and Equipment            136,503        256,247
                                        ------------   ------------
OTHER ASSETS                                   6,790          6,790
                                        ------------   ------------
     TOTAL ASSETS                       $  7,220,652   $  7,615,951
                                        ============   ============

 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                        March 31,      September 30,
                                        1999           1998
                                        (Unaudited)    (Audited)

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                        $   238,204    $  1,918,810
Accrued expenses                             33,000          14,298
Advances from shareholder                        -            1,500
Accrued interest                             20,000          37,106
Notes payable                               201,527         171,004
Notes payable - related party                    -          350,000
Leases payable - current portion              7,574          12,759
                                        -----------    ------------
     TOTAL CURRENT LIABILITIES              500,305       2,505,477

LONG-TERM DEBT
Leases payable                                9,142           9,142
                                        -----------    ------------
     TOTAL LIABILITIES                      509,447       2,514,619
                                        -----------    ------------
MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                13,968          13,968
                                        -----------    ------------
COMMITMENTS AND CONTINGENCIES                    -               -
                                        -----------    ------------
STOCKHOLDERS' EQUITY
Common stock, $0.01 par value;
 40,000,000 shares authorized,
 1,513,207 and 8,060,868 shares
 issued and outstanding, respectively        15,132         80,609
Additional paid-in capital               33,561,262     31,408,493
Accumulated deficit                     (26,367,657)   (25,890,238)
Receivable related to sale of
 common stock                              (511,500)      (511,500)
                                        -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY           6,697,237      5,087,364
                                        -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $ 7,220,652    $ 7,615,951
                                        ===========    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                          Three Months Ended         Six Months Ended
                               March 31,                 March 31,
                         1999        1998           1999        1998
REVENUES
 Operating revenue       $       -   $         -    $       -   $         -
                         ----------   -----------   ----------  ------------
     Total Revenues              -             -            -             -
                         ----------   -----------   ----------  ------------
OPERATING COSTS
 General and
  administrative            238,726       515,666      580,772       832,098
 Cost of property disposals      -          6,989           -          6,989
 Mineral leases                  -         31,256       61,450        57,383
 Depreciation and
  amortization               22,646        37,542       45,796        80,865
                         ----------   -----------   ----------  ------------
Total Operating Expenses    261,372       591,453      688,018       977,335
                         ----------   -----------   ----------  ------------
LOSS FROM OPERATIONS       (261,372)     (591,453)    (688,018)     (977,335)
                          ---------   -----------   ----------  ------------
OTHER INCOME (EXPENSE)
 Interest and other income       19         6,942        4,019        20,898
 Interest expense           (16,719)       (5,585)     (23,777)      (11,771)
 Gain on sale of assets          -          5,460           -         11,460
 Gain on debt forgiveness   230,357            -       230,357
 Loss on impairment of
  assets                         -     (2,000,000)          -     (2,000,000)
                          ---------   -----------   ----------  ------------
Total Other Income          213,657    (1,993,183)     210,599    (1,979,413)
                          ---------   -----------   ----------  ------------
NET LOSS BEFORE MINORITY
 INTEREST                   (47,715)   (2,584,636)    (477,419)   (2,956,748)

MINORITY INTERESTS IN LOSS
(INCOME) OF CONSOLIDATED
SUBSIDIARIES                     -             -            -             -
                          ---------   -----------   ----------  ------------
NET LOSS                  $ (47,715)  $(2,584,636)  $ (477,419) $ (2,956,748)
                          =========   ===========   ==========  ============
NET LOSS PER COMMON SHARE $ (0.0168)  $   (0.1688)  $  (0.0728) $    (0.1207)
                          =========   ===========   ==========  ============
WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING 2,837,143    15,311,572    6,556,784    24,503,272
                          =========   ===========   ==========  ============











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

                                F-5a

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

                                F-6b

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward           7,600,868     $ 76,009       $30,930,593
Issuance of shares for
  outstanding debt at
  $1.00 per share            50,000          500            49,500
Payments received for
  stock subscription
  receivable                     -           -                  -
Issuance of shares for
  acquisition of mineral
  properties at prices
  ranging from $1.00
  to $1.75 per share        380,000        3,800           398,700
Issuance of shares for
  services at $1.00 per
  share                      30,000          300            29,700
Net loss for the year
  ended 09/30/98                -             -                 -
                         ----------     ---------      ------------
Balance,
  09/30/98                8,060,868        80,609        31,408,493

Issuance of shares to
  employees, officers,
  and consultants for
  services at prices
  ranging from $0.22 to
  $0.63 per share           715,035         7,150           278,132
Issuance of shares in
  payment of accounts
  payable for acquisition
  of mineral property at
  $0.73 per share         2,310,000        23,100         1,657,125
Reverse stock split      (9,699,996)      (97,000)           97,000
                         ----------     ---------      ------------
Balance forward           1,385,907     $  13,859      $ 33,440,750
                         ----------     ---------      ------------







 The accompanying notes are an integral part of these consolidated financial statements.

                                F-7a

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance forward                         $(12,314,383)  $(1,136,500)

Issuance of shares for
  outstanding debt at
  $1.00 per share                            -                  -
Payments received for
  stock subscription
  receivable                                 -             625,000
Issuance of shares for
  acquisition of mineral
  properties at prices
  ranging from $1.00
  to $1.75 per share                         -                  -
Issuance of shares for
  services at $1.00 per
  share                                      -                  -
Net loss for the year
  ended September 30,
  1998                                   (13,575,855)           -
                                        ------------   -----------
Balance,
 09/30/98                                (25,890,238)     (511,500)

Issuance of shares to
  employees, officers,
  and consultants for
  services at prices
  ranging from $0.22 to
  $0.63 per share                                 -             -
Issuance of shares in
  payment of accounts
  payable for acquisition
  of mineral property at
  $0.73 per share                                 -             -
Reverse stock split                               -             -
                                        ------------   -----------
Balance forward                         $(25,890,238)  $  (511,500)
                                        ============   ===========


 The accompanying notes are an integral part of these consolidated financial statement.

                                F-7b

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward           1,385,907     $ 13,859       $ 33,440,750

Issuance of shares for
  outstanding debt at
  prices ranging from
  $0.047 to $0.81 per
  share                      16,000          160              8,257
Issuance of shares to
  employees, officers,
  and consultants for
  services at prices
  ranging from $0.25
  to $1.25 per share         81,300          813            100,812
Issuance of shares for
  cash at $0.50 per
  share                      30,000          300             14,700
Stock issuance costs             -            -              (3,257)
Net loss for the period
 ended 03/31/99                  -            -                  -
                         ----------     --------       ------------
Balance 03/31/99          1,513,207     $ 15,132       $ 33,561,262
                         ==========     ========       ============





















 The accompanying notes are an integral part of these consolidated financial statements.

                                F-8a

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance forward                         $ (25,890,238) $ (511,500)

Issuance of shares for
  outstanding debt at
  prices ranging from
  $0.047 to $0.81 per
  share                                            -           -
Issuance of shares to
  employees, officers,
  and consultants for
  services at prices
  ranging from $0.25
  to $1.25 per share                               -           -
Issuance of shares for
  cash at $0.50 per
  share                                            -           -
Stock issuance costs                               -           -
Net loss for the period
 ended 03/31/99                              (477,419)         -
                                        -------------  ----------
Balance 03/31/99                        $ (26,367,657) $ (511,500)
                                        =============  ==========


















 The accompanying notes are an integral part of these consolidated financial statements.

                                F-8b

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                        Six Months     Six Months
                                        Ended          Ended
                                        March 31,      March 31,
                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $ (477,419)    $ (2,956,748)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Gain on forgiveness of debt              (230,357)              -
 Compensation and other expenses paid
  through issuance of common stock         386,907          584,660
 Write-off of mineral properties                -         2,000,000
 Depreciation and amortization              45,796           80,865
Change in assets and liabilities:
 Accounts receivable                            -            (8,562)
 Receivable from related party                  -           (56,876)
 Prepaid expenses                            2,515           27,704
 Other assets                                   -            13,688
 Accounts payable                            8,140          113,429
 Payable to related party                       -               524
 Accrued expenses                           25,759          (13,536)
 Advances from shareholders                     -           (83,785)
 Leases payable                             (5,185)         (40,887)
                                        ----------     ------------
Net cash used in operating activities     (243,844)        (339,524)
                                        ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment              -           (57,508)
Disposal (acquisition) of mineral
 properties                                 40,000       (1,843,388)
Disposal (acquisition) of investments      150,000       (1,125,830)
                                        ----------     ------------
Net cash used in investing activities   $  190,000     $ (3,026,726)
                                        ----------     ------------









 The accompanying notes are an integral part of these consolidated financial statements.

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                        Six Months     Six Months
                                        Ended          Ended
                                        March 31,      March 31,
                                        1999           1998
CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings                  $ 30,523       $        -
 Issuance of promissory notes                 -            750,000
 Issuance of common stock for
  mineral properties                          -          1,425,000
 Issuance of common stock for
  investments                                 -          1,124,550
 Issuance of common stock for cash        15,000            75,646
Receivable related to sale of
 common stock                                 -                 -
                                        --------       -----------
Net cash provided by financing
  activities                              45,523         3,375,196
                                        --------       -----------
NET INCREASE (DECREASE) IN CASH           (8,321)            8,946
CASH, BEGINNING OF PERIOD                 16,926            55,623
                                        --------       -----------
CASH, END OF PERIOD                     $  8,605       $    64,569
                                        ========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Income taxes                          $         -    $       -
  Interest                              $         -    $       -

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



 The accompanying notes are an integral part of these consolidated financial statements.

       17             GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999

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

A majority of the $5,790,046 of mineral properties included in the accompanying consolidated balance sheet as of March 31, 1999 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependant upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements. See Note 3.

The Company has incurred operating losses from inception to date and as of March 31, 1999 has an accumulated deficit of $26,367,657. During the quarter and six months ended March 31, 1999, the Company lost $47,715 and $477,419 respectively. The Company's cash was provided from the sale of its common stock. At March 31, 1999, the Company had a negative working capital of $345,296. The Company is seeking additional capital and management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company has not realized any significant revenues from its planned operations.

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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Mineral Properties

Costs of acquiring, exploring and developing mineral properties are capitalized by project area. Costs to maintain the mining mineral rights and leases are expensed as incurred. When a property reaches the production stage, the related capitalized costs will be amortized, using the units of production method on the basis of periodic estimates of ore reserves. Mineral properties are assessed at least annually to determine if a property has been disposed or should be abandoned based on other economic factors. The assessment is based on the Company's evaluation of the geological information gathered on the property and management's evaluation of the property's future expectation of profitability. Should a property be disproved or abandoned, its capitalized costs are charged to operations. The Company charges to operations the allocable portion of capitalized costs attributable to properties sold. Capitalized costs are allocated to properties sold based on the proportion of claims sold to the remaining claims within the project area.

Property and Equipment

Property and equipment are recorded at cost. Major additions and improvements are capitalized, while minor replacements, maintenance and repairs that do not increase the useful life of the assets are expensed as incurred.

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

          Description                   Useful Lives
          Furniture and equipment       5 years
          Field equipment               5 years
          Leasehold improvements        Life of lease
          Vehicles                      5 years
                                 F-12

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Interest

Interest costs that relate to the acquisition and development of mining properties that are not in production are capitalized. Interest costs related to operations are expensed as incurred. During the quarter and six months ended March 31, 1999, the Company capitalized no interest cost to mineral properties and expensed $16,719 and $23,777 respectively.

Net Loss Per Common Share

Net loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock options and other common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding since they were antidilutive. No material dilution resulted from common stock equivalents outstanding for the six months or quarter ended March 31, 1999.

Stock Split

On February 4, 1998, the Company effected a 1 for 10 reverse stock split of the Company's common shares. On January 13, 1999, the Company effected a 1 for 8 reverse stock split of the Company's common shares.

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


NOTE 3   MINERAL PROPERTIES

The following summarizes the Company's investments in significant mineral properties as of March 31, 1999 and September 30, 1998 and briefly describes the properties and activity related to each property.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 3   MINERAL PROPERTIES (Continued)

                              March 31,           September 30,
                              1999                1990
Utah Properties
  Beaver County (new)         $1,675,225          $1,675,225
Colorado Properties            1,018,750           1,018,750
Arizona Properties               631,250             631,250
Idaho Properties
  Sunset Mine                    575,000             575,000
  CDA Syndicate & Mullan       1,485,000           1,500,000
Other                            404,821             474,821
                              ----------          ----------
                              $5,790,046          $5,875,046
                              ==========          ==========
Utah Properties

During the year ended September 30, 1998, the Company issued common stock shares to acquire a group of patented mining claims under common control in Beaver County, Utah while expending no funds on the exploration of these properties.

In the second and third quarters of its fiscal year ended September 30, 1998, the Company recorded losses on impairment of assets by the writedown of $7,000,000 of almost all mineral properties, acquired in prior years, considered by management to have less value than their recorded cost.

In the last four months of its fiscal year ended September 30, 1998, the Company negotiated the sale of its OK Copper Mine area property to Nevada Star Resource Corporation in exchange for Nevada Star common stock. Also in the last few months of the fiscal year ended September 30, 1998, the Company negotiated a settlement with a former officer wherein this individual transferred to the Company cash and stock in Grand Central in exchange for all of the Company's stock in two subsidiaries, which together owned $1,414,138 of mineral properties, primarily in the Tintic Districts. See Note 4 and Note 10.

The Company's negotiations also resulted in the retention of both a 12% net profits interest in the property transferred to Nevada Star and a 2% net smelter royalty interest on properties transferred to its former employee. In February 1999 this agreement was sold to Dotson
Exploration Company.

Colorado Properties

In July 1998, the Company issued common stock to acquire mineral rights on patented mining claims under common control in Teller County, near the town of Cripple Creek, while expending no funds on the exploration of these properties.
                                 F-14

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 3   MINERAL PROPERTIES (Continued)

Arizona Properties

In connection with the acquisition of properties in Beaver County, Utah and Teller County, Colorado, the Company issued common stock to acquire mineral rights on four patented mining claims under common control in Mohave County, Arizona. The Company has expended no funds on the exploration of these properties.

Idaho Properties

During the quarter ended March 31, 1999, the Company transferred unpatented mining claims valued at $15,000 to Royal Silver Mines, Inc. as part of a debt settlement agreement. (See Note 8.)

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

Other Mineral Properties

During the quarter ended March 31, 1999, the Company transferred patented mining claims valued at $30,000 to Royal Silver Mines, Inc. as part of a debt settlement agreement. (See Note 8.)

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 4   INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES

Grand Central's wholly owned subsidiaries include Dotson Exploration Company and Centurion Exploration Incorporated, both of which are dormant. Grand Central also owns 80% of the stock of Tintic Coalition Mines Corporation, whose principal holdings are mineral properties (whose values were written down to $0) in the Tintic Mining District of Utah. During the quarter ended March 31, 1999, these claims were transferred to Royal Silver Mines, Inc. as part of a debt settlement agreement. (See Note 8.)

Until July 20, 1998, the Company also owned 81.8% of Mammoth Mining Company, which has land and lease ownership in the Tintic Mining district. At that date, the Company's interest in Mammoth Mining
Company (including Mammoth's ownership of a separate subsidiary company, the Gold Chain Mining Company) was sold at a loss of $1,361,566 to a former officer/director. See Note 3 and Note 10.


NOTE 5   MARKETABLE SECURITIES

The Company owned 1,264,267 shares of Royal Silver Mines, Inc. (Royal) common stock as of September 30, 1998, a related company, which was approximately 6.7% of the total outstanding shares at September 30, 1998. During the quarter ended March 31, 1999, 450,000 shares were returned to Royal as part of a debt settlement agreement. (See Note 8.) 173,000 shares of the total amount owned were purchased during fiscal year end 1998 at a cost of $40,676. The Company carries these marketable securities at the lower of cost or market value.

During the quarter ended December 31, 1998, the Company sold its 2,000,000 shares of Nevada Star Resource Corporation common stock, which was acquired in June 1998. The acquisition cost of $150,000 approximates its market value ($0.075 US) at the date of sale and no gain or loss was realized on this transaction.

The Company owned 493,614 shares of Summit Silver, Inc. common stock as of September 30, 1998, which was acquired throughout 1998. During the quarter ended March 31, 1999, 425,000 shares were transferred to Royal as part of a debt settlement agreement. (See Note 8.) The acquisition cost of $56,143 exceeds its market value at September 30, 1998 and March 31, 1999.

NOTE 6   INVESTMENTS

In March 1998 the Company acquired 485,500 common stock shares of a privately held British Virgin Islands Corporation, San Miguel Mining Corporation. The investment was acquired in exchange for 382,500 shares of the Company's stock, then valued at $1,124,550.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 7   INCOME TAXES

As of March 31, 1999, the Company had net operating loss carryforwards available to offset future taxable income of approximately $26,325,000. For federal income tax purposes, only a portion of the tax net operating loss can be utilized in any given year if the company which generated the loss has had a more than 50 percent change in ownership or if such a change occurs in the future as defined in the Internal Revenue Code.

The following summarizes the periods for which the net operating loss carryforwards will expire for the next ten years:

        Expiration Date
          1999                          $    178,000
          2000                               101,000
          2001                               230,000
          2002                               346,000
          2003                               457,000
          2004                               727,000
          2005                               534,000
          2006                                    -
          2007                               141,000
          2008                             1,027,000


NOTE 8   NOTES PAYABLE

Notes payable consisted of the following at March 31, 1999 and September 30, 1998:

                                        March 31,      September 30,
                                        1999           1998
Note payable to Royal Silver Mines,
Inc., a related party, bearing interest
at 8%, uncollateralized, one year
maturity, due February 1999             $ -0-          $  350,000
                                        -----          ----------
     Total Notes Payable Related Party    -0-             350,000

     Less:  Current Portion               -0-            (350,000)
                                        -----          ----------
     Long Term Debt Related Party       $  -           $       -

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 8   NOTES PAYABLE (Continued)

Note payable to R.J. Hafen, non-interest bearing,
collateralized by mining claims, 7.35% interest,
past due  (See Note 11.)                $ 101,527      $  71,004

Note payable to Kokopelli Developments, L.L.C.
collateralized by timber and mining claims in
Shoshone County, Idaho, 10% interest,
past due                                  100,000        100,000
                                        ---------      ---------
Total Notes Payable                       201,527        171,004
Less:  Current Portion                    201,527        171,004
                                        ---------      ---------
Long-Term Debt                          $      -       $      -
                                        =========      =========

During the quarter ended March 31, 1999, the Company transferred equipment and vehicles, patented and unpatented mining claims, 425,000 shares of Summit Silver, Inc. common stock to Royal as well as returning 450,000 shares of Royal's common stock in full settlement of the debt owed. (See Notes 3, 4 and 5.) This resulted in a gain on debt forgiveness of $230,357.

NOTE 9   LEASES PAYABLE

The Company leases certain equipment and vehicles. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. The capitalized cost of $67,051 less accumulated depreciation of $36,726 is included in property and equipment in the accompanying consolidated financial statements. Depreciation expense for these assets for the quarter and six months ended March 31, 1999 was $2,893 and $5,851, respectively.

Leases payable consisted of the following at March 31, 1999 and
September 30, 1998:
                                        March 31,      September 30,
                                        1999           1998
Lease payable to a leasing company, secured by
property, interest at 11.5%, payable in monthly
installments of $462, final payment due
July 2001                               $  13,157      $  15,107

Lease payable to a leasing company, secured by
automobiles, interest at 11.5%, payable in
monthly installments of $835, final payment
due August 1999.                            3,559          6,794
                                        ---------      ---------
Total Leases Payable (carried
forward)                                $  16,716      $  21,901

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 9   LEASES PAYABLE (Continued)

Total Leases Payable (brought forward)  $  16,716      $  21,901

Less:  Current Portion                     (7,574)       (12,759)
                                        ---------      ---------
   Long-Term Leases Payable             $   9,142      $   9,142
                                        =========      =========

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

          Year Ending
          September 30,                           Amount

          1999                                    $ 8,204
          2000                                      5,544
          2001                                      5,103
          2002 and thereafter                          -
                                                  -------
Total future minimum lease payments                18,851

Less, amount representing interest                 (2,135)
                                                  -------
Present value of future minimum lease payments    $16,716
                                                  =======

NOTE 10   RELATED PARTY TRANSACTIONS

The Company paid compensation to officers, directors and others by issuing, on certain occasions, restricted shares of its common stock. The value of the restricted shares issued as compensation has been recorded at 67 percent of the quoted market value of the trading common stock on the date the shares were issued.

Officers and directors of the Company were issued common stock for compensation as follows:

                                   March 31,      September 30,
Compensation                       1999           1998

Value of common shares issued      $ -0-          $  76,500
                                   =====          =========
Number of shares                     -0-            450,000
                                   =====          =========

The Company has received advances from an officer, director, and principal shareholder of the Company in order to pay minimal operating expenses. As of September 30, 1998, $1,500 was due from the Company as a result of these advances.
                                 F-19

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 10   RELATED PARTY TRANSACTIONS (Continued)

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

During 1998, the Company in an arms-length transaction traded used field equipment in exchange for the lease of commercial space from the aforementioned party at the Tintic Mine site. This prepaid rent expired in November 1999.

During the year ended September 30, 1998, the Company purchased mineral properties in Idaho valued at $1,500,000 from Royal Silver Mines, Inc. in exchange for 5,000,000 shares of its common stock at $0.30 per share. The Company also issued 735,000 shares of its common stock for $1,425,900 ($1.94 per share) plus a note payable for $350,000 to Royal Silver Mines, Inc. in exchange for a mineral joint venture interest in Mexico. During the quarter ended March 31, 1999, the note payable was settled in full through the transfer of various assets in a debt settlement agreement. (See Note 8.) Royal is not considered a related party in the period subsequent to this settlement.

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

NOTE 11   COMMITMENTS AND CONTINGENCIES

In 1998, the Company, its former president and others were named in a lawsuit filed in Nevada by Midas Joint Venture, which sought damages for mining claim irregularities. The matter was settled out of court in September 1998 and, as a result of the settlement, the Company assigned to Midas's owners certain royalties on selected properties in Utah (Millar, Juab and Utah counties) and in Teller County, Colorado.
                                 F-20

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 11   COMMITMENTS AND CONTINGENCIES (Continued)

The Company is a defendant in a lawsuit alleging that the Company failed to pay fees incurred by the plaintiff in connection with a private placement. The suit asks for invoiced charges of $78,153 plus attorneys' fees. Although the Company believes that this suit is largely without merit and intends to vigorously defend its position, the Company has accrued the amount of the invoiced charges.

During the quarter ended March 31, 1999 default judgements were awarded against the Company totaling $109,845. Of this amount $101,527 is included in notes payable (Note 8) and $8,318 is included in accounts payable.


NOTE 12   COMMON STOCK AND OPTIONS

Stock Option and Stock Award Plan

On April 19, 1991, Centurion's shareholders approved the 1991 Stock Option and Stock Award Plan (the Plan). The purpose of the Plan is to enable Centurion to attract and retain experienced and able directors, officers and employees. The Plan will provide incentives to directors, officers and employees to extend their best efforts for the Company and its shareholders. Under the provisions of the Plan, the Board of Directors may grant incentive stock options or stock awards only to eligible directors, officers or employees. As of September 30, 1998, the shareholders have approved 5,000,000 shares of stock to be issued and administered under the Plan and the Company has filed a Form S-8 registration statement and amendments covering the 5,000,000 shares.
As of March 31, 1999, 817,734 shares of common stock have been awarded under the Plan.

Stock Options and Warrants

As of March 31, 1999, options to purchase 69,000 shares of common stock remained exercisable. The options are exercisable through September 30, 2000, or six months after the option holder ceases to be a director, officer or consultant to the Company. Stock option activity consisted of the following:

                                        Number         Price
                                        of Shares      per Share

Outstanding at September 30, 1997       69,000         $  15.00
Granted during the year                     -                -
Exercised during the year                   -                -
                                        ------         --------
Outstanding at September 30, 1998
(carried forward)                       69,000         $  15.00
                                        ------         --------
                                 F-21

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 12   COMMON STOCK AND OPTIONS (Continued)

Outstanding at September 30, 1998
(brought forward)                       69,000         $  15.00

Granted during the six months               -                -
Exercised during the six months             -                -
                                        ------         --------
Outstanding at March 31, 1999           69,000         $  15.00
                                        ======         ========

Private Placements

The Company's Board of Directors has, from time to time, authorized private placements of restricted shares of its common stock. During fiscal year 1998, the Company sold 712,419 shares of common stock to individual investors for $620,001 at prices ranging from $0.13 to $2.25 per share (average price of $0.87 per share). During the quarter ended March 31, 1999, the Company sold 30,000 shares of common stock to individual investors for $15,000 at $0.50 per share.

Common Stock Issuances

In 1998, the Company issued common stock to purchase numerous mineral properties under common control in Utah, Colorado and Arizona. The purchase agreement provided that, in the event of a sustained, short-term decrease in the value of the stock conveyed, the Company would be obligated to tender additional common stock to the seller. At September 30, 1998, the Company recorded a liability of $1,680,225 in accounts payable for this obligation, which was settled in October 1998 by the issuance of 2,240,300 shares of its common stock to the seller.

In current and prior years, the Company has issued restricted shares of common stock to employees, officers and consultants for services provided. The shares issued have been valued based on other issuances of restricted shares for cash during the periods.


NOTE 13   SUBSCRIPTIONS RECEIVABLE

On March 30, 1998, the Company issued 900,000 shares of common stock to Pines Resort International ("PRI") in exchange for a short-term, non-interest bearing receivable of $1,125,000. PRI subsequently made payments of $625,000 against this receivable, leaving a balance of $511,500 in stock subscriptions receivable from PRI at March 31, 1999.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1999
NOTE 14   STOCK SPLIT

On February 4, 1998, the Company declared a 1-for-10 reverse stock split. Before the split, the Company had 37,653,898 outstanding shares of common stock. After effecting the stock split and adjusting for rounding, the Company had 3,765,390 shares of common stock outstanding.

On January 13, 1999, the Company declared a 1 for 8 reverse stock split. Before the split, the Company had 11,085,903 outstanding shares of common stock. After effecting the stock split and adjusting for rounding, the Company had 1,385,739 shares of common stock outstanding.


NOTE 15   GOING CONCERN

As shown in the financial statement, the Company incurred a net loss of $47,715 and $477,419 for the quarter and six months ending March 31, 1999 and an accumulated deficit of $26,367,657 since inception. At March 31, 1999, certain notes payable were delinquent. (See Note 8.)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the Company's history, it has accumulated a deficit of $26,367,657.

     At March 31, 1999, $5,790,046 of the Company's total assets of $7,220,652 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At March 31, 1999, the Company had negative working capital of $345,296. This amount is a significant improvement in liquidity and capital resources from its negative working capital position of $2,358,252 at September 30, 1998 but represents some deterioration from negative working capital of $186,958 at September 30, 1997. The largest single element of working capital is accounts payable totaling $238,204 at March 31, 1999 and $1,918,810 at September 30, 1998. While
sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 and 1999 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts: $0 in the quarter ending December 31, 1998, $15,000 in the quarter ending March 31, 1999, $620,001 in the year ending September 30, 1998; and $1,219,559 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

     In the first half of fiscal 1999, the Company greatly decreased its accounts payable by $1,680,606 while also reducing notes payable by almost $320,000. The primary transaction in the first half of 1999 affecting working capital was the issuance of 2,310,000 shares of common stock in full payment of $1,680,000 of accounts payable. Accordingly, the Company's current liabilities moved from $2,505,477 at September 30, 1998 to $500,305 at March 31, 1999. The Company's long-term debt at September 30, 1998 and at March 31, 1999 was under $10,000.

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

RESULTS OF OPERATIONS

Comparison of the six months ended March 31, 1998 and March 31, 1999, respectively.

     General and administrative expenses decreased from $832,098 during the first half of fiscal 1998 to $580,772 during the first half of fiscal 1999. This decrease is principally due to reduced legal and consulting expenditures and less mineral lease expenses. In addition, the Company recorded a loss on impairment of assets of $2,000,000 in the first half of 1998 while avoiding this form of loss in 1999. In the second quarter of 1999, the Company recorded a gain of $230,357 from a favorable negotiation on forgiveness of a $350,000 promissory note payable. As a result, during the first half of fiscal 1998 compared to the first half of 1999, the net loss decreased from $2,956,748 to $477,419 while the net loss per share moved from a loss of $0.12 to a loss of $0.07.

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

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings.

     The Officers and Directors of the Company certify that to the best of their knowledge, neither the Company nor any of its Officers and Directors are parties to any legal proceeding or litigation other than as described below:

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

     Item 2.   Changes in Securities.
               None.

     Item 3.   Defaults upon Senior Securities.
               None.

     Item 4.   Submission of Matters to a Vote of Security Holders.
               None.

     Item 5.   Other Information.
               None.

     Item 6.   Exhibits and Reports on Form 8-K.
(a)  Exhibits

Exhibit
Number         Description
27             Financial Data Schedule

---------------------------------------------------------------------

                              SIGNATURES
_____________________________________________________________________

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Dated this 7th day of May, 1999.

                              GRAND CENTRAL SILVER MINES, INC


                              BY:  /s/ James Young
                                   James Young, President, Treasurer,
                                   and a member of the Board of
                                   Directors