Form 10-Q
period 1999-06-30
GRAND CENTRAL SILVER MINES INC
filed 1999-08-23
CIK 836123

=====================================================================

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED:  June 30, 1999

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM:


                 Commission File Number:    0-17048
                 __________________________________


                  GRAND CENTRAL SILVER MINES, INC.
       (Exact name of registrant as specified in its charter)


UTAH                               87-0429204
State or other jurisdiction of     (I.R.S. Employer Incorporation or
organization)                      Identification Number)


                         950 Third Avenue
                            Suite 2500
                     New York, New York   10022
    (Address of Principal Executive Offices, including Zip Code)

                           (972) 306-4880
         Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes [ X ]            No [    ]

The number of shares outstanding at June 30, 1999: 1,606,207 shares


=====================================================================

                   PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS OF GRAND CENTRAL SILVER MINES, INC.
         (Hereinafter referred to as Registrant or Company)

     Consolidated financial statements, and an accompanying independent accountant's report, are filed as part of this Quarterly Report. In management's opinion, these financial statements present fairly in all material respects Registrant's financial condition and changes in condition as of June 30, 1999 and September 30, 1998, and the results of operations, stockholders' equity and cash flows for the nine months and three months ended June 30, 1999, and June 30, 1998 in conformance with generally accepted accounting principles.

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

The Board of Directors
Grand Central Silver Mines, Inc.
Dallas, Texas

                    ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying consolidated balance sheet of Grand Central Silver Mines, Inc. as of June 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the three months and nine months ended June 30, 1999. The review was conducted in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Grand Central Silver Mines, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such as opinion.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 15 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
August 11, 1999

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                        June 30,       September 30,
                                        1999           1998
                                        (Unaudited)    (Audited)
ASSETS

CURRENT ASSETS
 Cash                                   $     2,183    $    16,926
 Prepaid mining leases and expenses              -          16,515
 Marketable securities                       42,999        113,784
                                        -----------    -----------
TOTAL CURRENT ASSETS                         45,182        147,225
                                        -----------    -----------
MINERAL PROPERTIES                        5,790,046      5,875,046
                                        -----------    -----------
INVESTMENTS                                 932,304      1,330,643
                                        -----------    -----------
PROPERTY AND EQUIPMENT
 Construction in progress                        -          53,026
 Furniture and office equipment             269,389        269,389
 Field equipment                            164,252        400,266
 Leasehold improvements                       7,517          7,517
 Vehicles                                        -          82,651
 Leased automobiles and equipment                -          66,620
 Less-accumulated depreciation
  and amortization                         (368,824)      (623,222)
                                        -----------    -----------
Total Property and Equipment                 72,334        256,247
                                        -----------    -----------
OTHER ASSETS                                  6,790          6,790
                                        -----------    -----------
TOTAL ASSETS                            $ 6,846,656    $ 7,615,951
                                        ===========    ===========














       See accompanying notes and accountant's review report.

                  GRAND CENTRAL SILVER MINES, INC.
                    CONSOLIDATED BALANCE SHEETS

                                        June 30,       September 30,
                                        1999           1998
                                        (Unaudited)    (Audited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                       $    258,880   $  1,918,810
 Accrued expenses                             68,800         14,298
 Advances from shareholder                        -           1,500
 Accrued interest                             20,000         37,106
 Notes payable                               201,527        171,004
 Notes payable - related party                    -         350,000
 Leases payable - current portion              8,939         12,759
                                        ------------   ------------
TOTAL CURRENT LIABILITIES                    558,146      2,505,477

LONG-TERM DEBT
 Leases payable, net of current portion        7,777          9,142
                                        ------------   ------------
TOTAL LIABILITIES                            565,923      2,514,619
                                        ------------   ------------
MINORITY INTEREST IN CONSOLIDATED
 SUBSIDIARIES                                 13,968         13,968
                                        ------------   ------------
COMMITMENTS AND CONTINGENCIES                     -              -
                                        ------------   ------------
STOCKHOLDERS' EQUITY
 Common stock, $0.01 par value;
  40,000,000 shares authorized,
  1,606,207 and 8,060,868 shares
  issued and outstanding, respectively        16,062         80,609
 Additional paid-in capital               33,118,582     31,408,493
 Accumulated deficit                     (26,867,879)   (25,890,238)
 Receivable related to sale of
  common stock                                    -        (511,500)
                                        ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                 6,266,765      5,087,364
                                        ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                 $  6,846,656   $  7,615,951
                                        ============   ============



       See accompanying notes and accountant's review report

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three Months Ended            Nine Months Ended
                    June 30,                      June 30,
                    1999        1998              1999           1998
REVENUES
Operating revenue   $      -    $        -        $       -      $        -
                    ---------   -----------       ----------     -----------
Total Revenues             -             -                -               -
                    ---------   -----------       ----------     -----------
OPERATING COSTS
 General and
  administrative      146,648       791,196          727,420       1,623,294
 Cost of property
  disposals                -             -                -            6,989
 Mineral leases            -         10,181           61,450          67,564
 Depreciation and
  amortization         11,143        40,669           56,939         121,534
                    ---------   -----------       ----------     -----------
Total Operating
 Expenses             157,791       842,046          845,809       1,819,381
                    ---------   -----------       ----------     -----------
LOSS FROM OPERATIONS (157,791)     (842,046)        (845,809)     (1,819,381)
                    ---------   -----------       ----------     -----------
OTHER INCOME (EXPENSE)
 Interest and other
  income                   -          2,312            4,019          23,210
 Interest expense          -        (10,516)         (23,777)        (22,287)
 Gain on sale of
  assets                   -            964               -           12,424
 Gain on debt forgiveness  -             -           230,357              -
 Loss on market value
  of investments     (289,405)           -          (289,405)             -
 Loss on impairment
  of assets           (53,026)   (5,000,000)         (53,026)     (7,000,000)
                    ---------   -----------       ----------     -----------
Total Other Income   (342,431)   (5,007,240)        (131,832)     (6,986,653)
                    ---------   -----------       ----------     -----------
NET LOSS BEFORE MINORITY
 INTEREST            (500,222)   (5,849,286)        (977,641)     (8,806,034)

MINORITY INTERESTS IN
 LOSS (INCOME) OF
 CONSOLIDATED
 SUBSIDIARIES              -             -                -               -
                    ---------   -----------       ----------     -----------

NET LOSS            $(500,222)  $(5,849,286)      $ (977,641)    $(8,806,034)
                    =========   ===========       ==========     ===========
NET LOSS PER COMMON
 SHARE              $   (0.32)  $     (0.90)      $    (0.20)    $     (1.89)
                    =========   ===========       ==========     ===========
WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING 1,559,196     6,469,867        4,890,921       4,659,619
                    =========   ===========       ==========     ===========

       See accompanying notes and accountant's review report.

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


      See accompanying notes and accountant's review report.

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

      See accompanying notes and accountant's review report.

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



       See accompanying notes and accountant's review report.

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



      See accompanying notes and accountant's review report.

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







      See accompanying notes and accountant's review report.

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
                                        ============   ===========




      See accompanying notes and accountant's review report.

                                F-7b

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                       Additional
                              Common Stock             Paid-in
                         Shares         Amount         Capital
Balance forward           1,385,907     $ 13,859       $ 33,440,750

Issuance of shares for
  outstanding debt at
  prices ranging from
  $0.047 to $0.81 per
  share                      16,000          160              8,257
Issuance of shares to
  employees, officers,
  and consultants for
  services at prices
  ranging from $0.25
  to $1.25 per share        174,300        1,743            169,632
Cancellation of stock
  subscription                   -            -            (511,500)
Issuance of shares for
  cash at $0.50 per
  share                      30,000          300             14,700
Stock issuance costs             -            -              (3,257)
Net loss for the period
 ended 06/30/99                  -            -                  -
                         ----------     --------       ------------
Balance 06/30/99          1,606,207     $ 16,062       $ 33,118,582
                         ==========     ========       ============





















      See accompanying notes and accountant's review report.

                                F-8a

                  GRAND CENTRAL SILVER MINES, INC
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                       Receivable
                                                       Related
                                        Accumulated    to Sale of
                                        Deficit        Common Stock
Balance forward                         $ (25,890,238) $ (511,500)

Issuance of shares for
  outstanding debt at
  prices ranging from
  $0.047 to $0.81 per
  share                                            -           -
Issuance of shares to
  employees, officers,
  and consultants for
  services at prices
  ranging from $0.25
  to $1.25 per share                               -           -
Cancellation of stock
  subscription                                     -      511,500
Issuance of shares for
  cash at $0.50 per
  share                                            -           -
Stock issuance costs                               -           -
Net loss for the period
 ended 06/30/99                              (977,641)         -
                                        -------------  ----------
Balance 06/30/99                        $ (26,867,879) $       -
                                        =============  ==========


















      See accompanying notes and accountant's review report.

                                 F-8b

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                        Nine Months Ended
                                        June 30,
                                        1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                $ (977,641)    $ (8,806,034)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Gain on forgiveness of debt               230,357)              -
 Loss on market value of investments       289,405               -
 Compensation and other expenses paid
  through issuance of common stock         456,657          823,373
 Write-off of mineral properties            53,026        7,000,000
 Depreciation and amortization              56,939          121,534
Change in assets and liabilities:
 Accounts receivable                            -          (143,215)
 Receivable from related party                  -            20,447
 Prepaid expenses                           16,515           40,554
 Other assets                                   -            13,688
 Accounts payable                           28,816          199,113
 Payable to related party                       -               524
 Accrued expenses                           61,559              396
 Advances from shareholders                     -           (43,465)
 Leases payable                             (5,185)         (33,999)
 Notes payable                                  -          (100,000)
                                        ----------     ------------
Net cash used in operating activities     (250,266)        (907,084)
                                        ----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment             -           (61,145)
 Disposal (acquisition) of mineral
  properties                                40,000       (3,633,995)
 Disposal (acquisition) of
  investments                              150,000       (1,237,329)
                                        ----------     ------------
Net cash provided by (used in)
 investing activities                   $  190,000     $ (4,932,469)
                                        ----------     ------------










       See accompanying notes and accountant's review report.

                  GRAND CENTRAL SILVER MINES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                        Nine Months Ended
                                        June 30,
                                        1999           1998

CASH FLOWS FROM FINANCING ACTIVITIES
 Short-term borrowings                  $  30,523      $        -
 Issuance of promissory notes                  -           750,000
 Issuance of common stock for notes            -           200,000
 Issuance of common stock for
  mineral properties                           -         3,070,000
 Issuance of common stock for
  investments                                  -         1,149,550
 Issuance of common stock for cash         15,000          100,896
 Receivable related to sale of
  common stock                                 -           617,183
                                        ---------      -----------
Net cash provided by
 financing activities                      45,523        5,887,629
                                        ---------      -----------
NET INCREASE (DECREASE) IN CASH           (14,743)          48,076
CASH, BEGINNING OF PERIOD                  16,926           30,080
                                        ---------      -----------
CASH, END OF PERIOD                     $   2,183      $    78,156
                                        =========      ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
 Income taxes                           $      -       $        -
 Interest                               $      -       $        -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

During the quarter ended June 30, 1999, the Company issued 93,000 shares of common stock valued at $69,750 for services of directors.

During the quarter ended December 31, 1998, the Company issued
2,310,000 shares of common stock valued at $1,680,225 in settlements of accounts payable incurred for the acquisition of mineral properties.

During the quarter ended June 30, 1998, the Company issued 79,600 shares of common stock valued at $185,426 for services of employees and contractors, 25,000 shares of common stock valued at $50,000 as fees for bridge financing, 940,000 shares of common stock valued at $1,645,000 to acquire a group of mineral properties, 10,000 shares of common stock valued at $25,000 and cash of $24,000 to acquire an interest in a minerals company and 271,051 shares of common stock valued at $203,287 for conversion of debt to common stock and payment of accrued interest.

       See accompanying notes and accountant's review report.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           JUNE 30, 1999

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

A majority of the $5,790,046 of mineral properties included in the accompanying consolidated balance sheet as of June 30, 1999 is related to exploration properties. The Company has not determined whether the exploration properties contain ore reserves that are economically recoverable. The ultimate realization of the Company's investment in exploration properties is dependant upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing or make other arrangements for development and upon future profitable production. The ultimate realization of the Company's investment in exploration properties cannot be determined at this time and, accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the accompanying consolidated financial statements. See Note 3.

The Company has incurred operating losses from inception to date and as of June 30, 1999 has an accumulated deficit of $26,867,879. During the quarter and nine months ended June 30, 1999, the Company lost $500,222 and $977,641 respectively. The Company's cash was provided from the sale of its common stock. At June 30, 1999, the Company had negative working capital of $512,964. The Company is seeking additional capital and management believes its properties can ultimately be sold or developed to enable the Company to continue its operations. However, there are inherent uncertainties in mining operations and management cannot provide assurances that it will be successful in this endeavor. Furthermore, the Company has not realized any significant revenues from its planned operations.

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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Grand Central completely disposed of its interest in MMC and GCMN in July 1998. For related information, see Notes 3, 4, and 10.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

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

Depreciation of property and equipment is determined using the straight-line method over the expected useful lives of the assets as follows:

          Description                   Useful Lives
          Furniture and equipment       5 years
          Field equipment               5 years
          Leasehold improvements        Life of lease
          Vehicles                      5 years

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Interest

Interest costs that relate to the acquisition and development of mining properties that are not in production are capitalized. Interest costs related to operations are expensed as incurred. During the nine months ended June 30, 1999, the Company capitalized no interest cost to mineral properties and expensed $23,777.

Net Loss Per Common Share

Net loss per common share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Common stock options and other common stock equivalents were excluded from the calculation of the weighted average number of shares outstanding since they were antidilutive. No material dilution resulted from common stock equivalents outstanding for the nine months or quarter ended June 30, 1999.

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


NOTE 3   MINERAL PROPERTIES

The following summarizes the Company's investments in significant mineral properties as of June 30, 1999 and September 30, 1998 and briefly describes the properties and activity related to each property.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 3   MINERAL PROPERTIES (Continued)

                              June 30, 1999  September 30, 1999
Utah Properties
 Beaver County (new)          $ 1,675,225    $ 1,675,225
Colorado Properties             1,018,750      1,018,750
Arizona Properties                631,250        631,250
Idaho Properties
 Sunset Mine                      575,000        575,000
 CDA Syndicate & Mullan         1,485,000      1,500,000
Other                             404,821        474,821
                              -----------    -----------
                              $ 5,790,046    $ 5,875,046
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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 4   INVESTMENTS IN SUBSIDIARIES AND OTHER MINING COMPANIES
(Continued)

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

During the quarter ended December 31, 1998, the Company sold its 2,000,000 shares of Nevada Star Resource Corporation common stock, which was acquired in June 1998. The acquisition cost of $150,000 approximated its market value ($0.075 US) at the date of sale and no gain or loss was realized on this transaction. The Company carries these investments at cost, which is lower than market value at June 30, 1999.

The Company owned 493,614 shares of Summit Silver, Inc. common stock as of September 30, 1998, which was acquired throughout 1998. During the quarter ended March 31, 1999, 425,000 shares were transferred to Royal as part of a debt settlement agreement. (See Note 8.) The acquisition cost of $56,143 exceeds its market value at September 30, 1998 and June 30, 1999.

NOTE 6   INVESTMENTS

In March 1998 the Company acquired 485,500 common stock shares of a privately held British Virgin Islands Corporation, San Miguel Mining Corporation. The investment was acquired in exchange for 382,500 shares of the Company's stock, worth $1,124,550 and is currently valued at $924,550, which is the lower of cost or market.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 7   INCOME TAXES

As of June 30, 1999, the Company has prospective net operating loss carryforwards available to offset future taxable income of approximately $26,868,000 pending the filing of recent years' tax returns. For federal income tax purposes, only a portion of the tax net operating loss can be utilized in any given year if the company which generated the loss has had a more than 50 percent change in ownership or if such a change occurs in the future as defined in the Internal Revenue Code.

The following summarizes the periods for which the net operating loss carryforwards will expire for the next ten years:

     Expiration Date
     1999                          $   178,000
     2000                              101,000
     2001                              230,000
     2002                              346,000
     2003                              457,000
     2004                              727,000
     2005                              534,000
     2006                                   -
     2007                              141,000
     2008                            1,027,000

NOTE 8   NOTES PAYABLE

Notes payable consisted of the following at June 30, 1999 and September 30, 1998:

                                             June 30,  September 30,
                                             1999      1998
Note payable to Royal Silver Mines, Inc., a
related party, bearing interest at 8%,
uncollateralized, original maturity,
February 1999                                $  -      $  350,000

     Less:  Current Portion                     -        (350,000)
     Long Term Debt Related Party            $  -      $       -
                                             =====     ==========

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 8   NOTES PAYABLE (Continued)

                                             June 30,  September 30,
                                             1999      1998
Note payable to R. J. Hafen, non-
interest bearing, Collateralized by
mining claims, 7.35% interest,
Past due (See Note 11.)                      $ 101,527 $  71,004

Note payable to Kokopelli Developments,
L.L.C., Collateralized by timber and
mining claims in Shoshone County, Idaho,
10% interest, past due.                        100,000   100,000
                                             --------- ---------
Total Notes Payable                            201,527   171,004
Less:  Current Portion                         201,527   171,004
                                             --------- ---------
Long-Term Debt                               $      -  $      -
                                             ========= =========

During the quarter ended March 31, 1999, the Company transferred equipment and vehicles, patented and unpatented mining claims, 425,000 shares of Summit Silver, Inc. common stock to Royal as well as returning 450,000 shares of Royal's common stock in full settlement of the debt owed. (See Notes 3,4 and 5.) This resulted in a gain on debt forgiveness of $230,357.

NOTE 9   LEASES PAYABLE

The Company leases certain equipment and vehicles. Obligations under these capital leases have been recorded in the accompanying consolidated financial statements at the present value of future minimum lease payments. The capitalized cost of $67,051 less accumulated depreciation of $36,726 is included in property and equipment in the accompanying consolidated financial statements. Depreciation expense for these assets for the quarter and nine months ended June 30, 1999 was $-0- and $5,851, respectively.

Leases payable consisted of the following at June 30, 1999 and September 30, 1998:

                                        June 30,       September 30,
                                        1999           1998

Lease payable to a leasing company
secured by property, interest at 11.5%,
payable in monthly installments of
$462, final payment due July 2001.      $ 13,157       $ 15,107
                                        --------       --------

Subtotal (carried forward)              $ 13,157       $ 15,107

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 9   LEASES PAYABLE (Continued)

Subtotal (brought forward)              $  13,157      $  15,107

Lease payable to a leasing company
secured by automobiles, interest at
11.5%, payable in monthly installments
of $835, final payment due August 1999.     3,559          6,794
                                        ---------      ---------
Total Leases Payable                       16,716         21,901

Less:  Current Portion                     (8,939)       (12,759)
                                        ---------      ---------
Long-Term Leases Payable                $   7,777      $   9,142
                                        =========      =========

The future minimum lease payments under these capital leases and the net present value of the future minimum lease payments are as follows:

          Year Ending
          September 30,                           Amount

          1999                                    $  8,204
          2000                                       5,544
          2001                                       5,103
          2002 and thereafter                           -

          Total future minimum lease payments       18,851

          Less, amount representing interest        (2,135)

          Present value of future minimum
            lease payments                        $ 16,716
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

Officers and directors of the Company were issued common stock for compensation as follows:

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 10   RELATED PARTY TRANSACTIONS (Continued)

                                   Nine Months         Year Ending
Compensation                       Ending 06/30/99     09/30/98
 Value of common shares issued     $ 69,750            $  76,500
                                   ========            =========
 Number of shares                    93,000              450,000
                                   ========            =========

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

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

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

During the quarter ended June 30, 1999, the Company approved the acquisition of concrete plants in China by Dotson Exploration Co., (a wholly owned subsidiary).

NOTE 12   COMMON STOCK AND OPTIONS

Stock Option and Stock Award Plan

On April 19, 1991, Centurion's shareholders approved the 1991 Stock Option and Stock Award Plan (the Plan). The purpose of the Plan is to enable Centurion to attract and retain experienced and able directors, officers and employees. Under the provisions of the Plan, the Board of Directors may grant incentive stock options or stock awards only to eligible directors, officers or employees. As of September 30, 1998, the shareholders have approved 5,000,000 shares of stock to be issued and administered under the Plan and the Company has filed a Form S-8 registration statement and amendments covering the 5,000,000 shares. As of June 30, 1999, 910,734 shares of common stock have been awarded under the Plan.

Stock Options and Warrants

As of June 30, 1999, options to purchase 69,000 shares of common stock remained exercisable. The options are exercisable through September 30, 2000, or six months after the option holder ceases to be a director, officer or consultant to the Company. Stock option activity consisted of the following:

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999

NOTE 12   COMMON STOCK AND OPTIONS (Continued)

                                   Number of Shares    Price per Share

Outstanding at September 30, 1997  69,000              $ 15.00
Granted during the year                -                    -
Exercised during the year              -                    -
                                   ------              -------

Outstanding at September 30, 1998  69,000              $ 15.00
                                   ------              -------
Granted during the six months          -                    -
Exercised during the six months        -                    -
                                   ------              -------
Outstanding at March 31, 1999      69,000              $ 15.00
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

NOTE 13   SUBSCRIPTIONS RECEIVABLE

On March 30, 1998, the Company issued 900,000 shares of common stock to Pines Resort International ("PRI") in exchange for a short-term, non-interest bearing receivable of $1,125,000. PRI subsequently made payments of $625,000 against this receivable. The remaining balance of $500,000 in stock subscriptions receivable from PRI was cancelled as a result of a related negotiated settlement with Pines in 1999.

                  GRAND CENTRAL SILVER MINES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999
NOTE 14   STOCK SPLIT

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


NOTE 15   GOING CONCERN

As shown in the financial statement, the Company incurred a net loss of $500,222 and $977,641 for the quarter and nine months ending June 30, 1999 and an accumulated deficit of $26,867,879 since inception. At June 30, 1999, certain notes payable were delinquent. (See Note 8.)

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

NOTE 16   YEAR 2000 ISSUES

The Company has modified its business technologies to be ready for the year 2000. Critical data processing systems have been reviewed and the Company does not expect a significant effect on internal operations. However, like other companies, Grand Central Silver Mines, Inc. could be adversely affected if the computer systems its suppliers or customers use do not properly process and calculate date-related information and data for the period surrounding and including January 1, 2000. This is commonly known as the "Year 2000" issue. Additionally, this issue could impact non-computer systems and devices such as production equipment, elevators, etc. At this time, because of the complexities involved in the issue, management cannot provide assurances that the Year 2000 issue will not have an impact on the Company's operations. The costs related to year 2000 compliance are expensed as incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

     There is considerable risk in any mining venture, and there can be no assurance that the Company's operations will be successful or profitable. Exploration for commercially minable ore deposits is highly speculative and involves risks greater than those involved in the discovery of mineralization. Mining companies use the evaluation work of professional geologists, geophysicists, and engineers in determining whether to acquire an interest in a specific property, or whether or not to commence exploration or development work. These estimates are not always scientifically exact, and in some instances result in the expenditure of substantial amount of money on a property before it is possible to make a final determination as to whether or not the property contains economically minable ore bodies. The economic viability of a property cannot be finally determined until extensive exploration and development work, plus a detailed economic feasibility study, has been performed. Also, the market prices for mineralization produced are subject to fluctuation and uncertainty, which may negatively affect the economic viability of properties on which expenditures have been made. During the Company's history, it has accumulated a deficit of $26,867,879.

     At June 30, 1999, $5,790,046 of the Company's total assets of $6,846,656 were investments in mineral properties. Additional exploration is required to substantiate or determine whether these mineral properties contain ore reserves that are economically recoverable. The realization of these investments is dependent upon the success of future property sales, the existence of economically recoverable reserves, the ability of the Company to obtain financing, the Company's success in carrying out its present plans or making other arrangements for development, and upon future profitable production. The ultimate outcome of these investments cannot be determined at this time; accordingly, no provision for any asset impairment that may result, in the event the Company is not successful in developing or selling these properties, has been made in the Company's financial statements.

LIQUIDITY AND CAPITAL RESOURCES.

     The Company currently has no revenues and, as explained above, has an accumulated deficit. Because it has sustained recurring losses from operations, the Company cannot assure that it will be able to fully carry out its plans as budgeted without additional operating capital. At June 30, 1999, the Company had negative working capital of $512,964. This amount is a significant improvement in liquidity and capital resources from its negative working capital position of $2,358,252 at September 30, 1998 but represents some deterioration from negative working capital of $186,958 at September 30, 1997. The largest single element of working capital is accounts payable totaling $258,880 at June 30, 1999 and $1,918,810 at September 30, 1998. While sales of the Company's stock have traditionally constituted its primary source of cash generation, depressed metals prices in 1998 and 1999 have lessened the Company's recent ability to obtain cash from sales of its stock. Company sales of its stock generated the following cash amounts:
$15,000 in the three quarters ending June 30, 1998, $620,001 in the year ending September 30, 1998, and $1,219,559 in the year ending September 30, 1997. In adjusting to smaller cash resources, the Company has substantially decreased its expenses for office, personnel and compensation, and consulting expenses.

     In the first three quarters of fiscal 1999, the Company greatly decreased its accounts payable by $1,659,930 while also reducing notes payable by almost $320,000. The primary transaction in the first three quarters of 1999 affecting working capital was the issuance of 2,310,000 shares of common stock in full payment of $1,680,000 of accounts payable. Accordingly, the Company's current liabilities moved from $2,505,477 at September 30, 1998 to $558,146 at June 30, 1999.
The Company's long-term debt at September 30, 1998 and at June 30, 1999 was under $10,000.

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

     The Company is currently seeking alternate sources of working capital sufficient to increase the funding of additional general and administrative expenses that may become necessary as the Company's business plan develops, and to continue meeting its ongoing payment obligations for its leases to governmental entities.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1999,
RESPECTIVELY.

     General and administrative expenses decreased from $1,623,294 during the first nine months of fiscal 1998 to $727,420 during the first nine months of fiscal 1999. This decrease is principally due to reduced legal and consulting expenditures and less mineral lease expenses. In addition, the Company recorded a loss on impairment of assets of $7,000,000 in the first nine months of 1998 while limiting this form of loss to only $53,026 in 1999. In the second quarter of 1999, the Company recorded a gain of $230,357 from a favorable negotiation on forgiveness of a $350,000 promissory note payable. As a result, during the first three quarters of fiscal 1998 compared to the first three quarters of 1999, the net loss decreased from $8,806,034 to $977,641 while the net loss per share moved from a loss of $1.89 to a loss of $0.20.

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

     The Company was named in a lawsuit filed on October 23, 1998, in the Third Judicial District Court, Salt Lake City, State of Utah, entitled Ralph Hafen v. West Hills Excavating, LLC and Grand Central Silver Mines, Inc., Civil No. 9709055264CN. The Plaintiff alleges breach of contract claiming that the Plaintiff was entitled to but never received $80,000 worth of free trading stock of the Company under various agreements signed with West Hills Excavating, which the Company allegedly agreed to perform. The Company did not file an answer to the claims and a default judgment for the amount claimed by the plaintiff, Hafen.

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

     Dated this 23rd day of August, 1999.

                              GRAND CENTRAL SILVER MINES, INC


                              BY:  /s/ Skip Headen
                                   Skip Headen, President and a member
                                   of the Board of Directors